Form 10KSB
period 1999-12-31
LIGHTHOUSE LANDINGS INC
filed 2000-04-14
CIK 1022360

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

     (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                            -----------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO
          _________.

     Commission File Number:  0-29205
                              -------


                           Lighthouse Landings, Inc.
                           -------------------------
                (Name of small business issuer in its charter)


               New Jersey                           22-3241823
        --------------------------            --------------------
        State or other jurisdiction of      (I.R. S. Employer
        incorporation or organization        Identification No.)


       195 Fairfield Avenue, Suite 3C, West Caldwell, New Jersey  07006
       ----------------------------------------------------------------
                    (Address of principal executive offices)

     Issuer's telephone number: (973) 228-2901
     Securities registered under Section 12(b) of the Act:   None
                                                             ----

                Securities registered under Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]    No [ ]

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $3,285,978.

As of April 1, 2000, there were 5,778,295 shares of the Registrant's $.01 par value Common Stock ("Common Stock"), the only outstanding class of voting securities, outstanding. Based on the closing price of the Common Stock as reported on the "Pink Sheets" on April 12, 2000, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $11,400,000.

Transitional Small Business Disclosure Format (check one):    Yes [ ]    No [X]

                           Lighthouse Landings, Inc.
                                  FORM 10-KSB

                                    PART I

Item 1.  Description of Business

History of the Company.
----------------------

     Lighthouse Landings, Inc. (the "Company") is a New Jersey corporation formed on May 12, 1993 under the name Drydock Cafe, Inc. On September 21, 1994, the Company changed its name to Lighthouse Landings, Inc.

     Through 1997 the Company's principal business was the redevelopment of a marina facility on a 2 1/2 acre site located on the Shrewsbury River in Highlands, New Jersey (the "Property"), which it acquired in September 1993. The Property is a mostly vacant parcel of land with 463 linear feet of waterfront and has on its premises a 4,000 square foot building on the water's edge and a small office building. The Property has preliminary zoning approval for a restaurant facility, retail building, bait and tackle shop, 23 slip marina, concrete parking area and deep water boat fueling pier.

     In September 1993 the Company purchased the Property at a Sheriff's sale for $1,000,000. Currently, the Property is encumbered by a promissory note with the remaining principal balance of $60,000, all of which is delinquent. However, the note holder has afforded the Company additional time to pay the balance. Relations with the note holder have historically been amenable.

     In December 1997, the Company purchased all outstanding shares of a privately-owned company called The Cigar Box, Inc. ("Cigar Box"), a retail cigar and accessories store, located in Ramsey, New Jersey. The Cigar Box stockholders received 75,000 shares of the Company's common stock. The acquisition was contemplated and consummated at a time when cigars were increasingly popular and the Cigar Box was to be used to supply retail outlets at ferry locations in New Jersey. The Company had planned to operate additional Cigar Box retail outlets, one of which would be included as part of a private club at the Property's restaurant facility.

     In October 1998, the Company acquired 80% of the issued and outstanding shares of the capital stock of Fast Ferry Holding Corporation, a New York corporation, and its wholly owned subsidiaries, Fast Ferry I Corporation, Fast Ferry II Corporation and New York Fast Ferry Services, Inc., all New York corporations (collectively "NY Fast Ferry"). NY Fast Ferry owns two vessels, the M/V Finest and the M/V Bravest, and is in the business of operating high-speed commuter ferry services in the greater New York City harbor area. The Company issued 454,545 shares of its common stock to the NY Fast Ferry shareholders. Of the 454,545 shares issued, 70,000 shares are subject to a put under which two of the three selling shareholders can require the Company to purchase an aggregate of 70,000 shares at a price of $5.00 per share.

     As a result of the acquisition of NY Fast Ferry, the Company's primary business changed from the redevelopment of the Property to the operation of existing fast ferry service and the development of new routes. Accordingly, the Company reevaluated all other business strategies and decided to sell all non-core business assets and operations so it could focus solely on developing its core business of ferry services. In October 1999 the Company listed both the Cigar Box and the Property for sale. Efforts to sell the business have been unsuccessful. The Company intends to close the business on March 31, 2000.

Current Business; Markets.
-------------------------

     The Company is in the business of operating high-speed, passenger ferries. At present, it owns two high-speed passenger ferries: the M/V Finest and the M/V Bravest. These ferries are 38-meter aluminum hull, low wake catamarans that travel at speeds averaging 35 knots. These vessels each have a capacity of 340 passengers and are equipped with TV monitors and a public announcement and stereo system. Both vessels also have a refreshment concession area onboard.

     The Company's primary passenger is the executive commuter. The Company's fast ferry service offers the executive commuter a fast, convenient, reliable, clean and comfortable alternative to the crowded public transportation available via train or bus, not to mention the congestion and stress faced by those choosing to commute via automobile. The market being served by NY Fast Ferry includes the Rumson-Red Bank peninsula immediately south of Highlands, New Jersey in Monmouth County and has an excellent market potential to support present and expanded ferry service. According to the New Jersey Department of Transportation, there are approximately 22,000 Manhattan bound daily commuters from Monmouth County, New Jersey alone.

     The M/V Bravest travels 17 nautical miles across New York Harbor from Highlands, New Jersey to Pier 11 in downtown Manhattan, New York. Pier 11 is located about two blocks from Wall Street. This ferry also makes a stop at the East 34th Street Pier on the eastside of midtown Manhattan. The trip to Pier 11 is approximately 40 minutes long and an additional 10 minutes to the East 34th Street dock. Daily, the ferry makes two peak trips in the morning and two peak return trips at the end of the business day and one off-peak morning trip and one off-peak return trip in the evening four days a week. Passengers on these trips are primarily commuters, the majority of whom purchase 40-trip tickets at the current cost of $420.

     The M/V Finest was under a bareboat charter arrangement until October 31, 1999 to the Massachusetts Steamship Authority, which operates a fast ferry service in Massachusetts. The M/V Finest recently underwent a scheduled engine overhaul and is now available for NY Fast Ferry operation. The M/V Finest will be used to add additional peak runs to and from Manhattan from the Clam Hut site in the Highlands area which is currently being prepared for operation. This vessel will make one trip during morning peak hours to Manhattan and two trips from Manhattan during peak evening hours.

     NY Fast Ferry also runs excursions during non-commuter times and on holidays and weekends when the vessel is not operating scheduled trips. These excursions include whale watching trips off the coast in the winter, summer sunset cruises in New York Harbor, and fall foliage tours up the Hudson River Valley. The ferries also make trips to sporting events including baseball games at Shea Stadium and football games at West Point and for special events such as 4th of July fireworks. The Company also rents its vessels for charters and private parties.

     The Property is not in operational condition for fast ferry service because of the condition of the bulkhead, the surface of the parking area, and the site's limited parking capacity. Accordingly, NY Fast Ferry operates from a leased facility known as the Aragon Marina ("Aragon") located on Willow Street, Highlands, New Jersey. The site is leased by NY Fast Ferry on a passenger trip basis, with a remaining term of approximately four years, renewable at the same rates and basis for an additional five years. Under this lease the property owner provides and maintains all land side facilities, including providing parking attendants in the morning, snow plowing, lighting, docks, shuttle bus to offsite lot, etc. It is Aragon's obligation to provide 300 parking spaces, but only 250 are available, and there are payment reductions for the lost parking spaces. The monthly lease payment to Aragon has averaged $24,900 over the last 12 months.

     The Company believes the Aragon site is better suited to providing first-class, convenient commuter fast ferry service than the Property it owns. Accordingly, the Company is in negotiations with the owner of Aragon to purchase that site and has placed its Property on the market for sale. However, the Aragon property needs improvements and the parking space needs to be expanded.

     The Company is also actively seeking other sites in the New York and New Jersey areas suitable for providing fast ferry service to commuters to Manhattan, in order to maximize ferry capacity. If the Company is unsuccessful in negotiating acceptable terms for the Aragon property, there is sufficient time remaining on the Aragon lease to permit the Company to explore other options. The Company recently entered into a 60-day short term agreement to utilize a dock and parking facility at the Clam Hut located approximately one-half mile south of the Aragon property. The Clam Hut has parking capacity for 150 vehicles. At the end of the short term agreement, the Company and the owners of the Clam Hut property have the option of extending the agreement subject to the approval of the local zoning board.

     The Company entered into a five-year lease agreement, renewable for a further five-year team, with The Connecticut Light and Power Authority (the "Landlord") for approximately 3.6 acres together with the dock located at Atlantic Street and Washington Boulevard in Stamford, Connecticut (the "Stamford Property") for the purpose of operating a high-speed ferry service. The lease commenced on November 1, 1999 with rent payments commencing on March 1, 2000. Rent for the first six months (March through August) is based on annual rate of $100,000, or $8,333.33 per month, and for the seventh through the twenty-fourth month rent is based on an annual rate of $150,000, or $12,500 per month.

     The Company plans to operate high-speed ferry service from the Stamford Property to LaGuardia airport and to Manhattan, stopping at the pier at East 34th Street and at Pier 11 downtown utilizing two newly-designed aluminum hull catamarans with a capacity of 275 passengers and a 38 knot service speed. Operations will be initiated with one temporary vessel that conforms to operational requirements for this ferry run, until the new vessels are built and delivered. The design work for both new boats was completed in January 2000. The Company has signed a Letter of Intent with Derecktor Shipyards for the construction of three vessels. The Company is currently negotiating a lease for a temporary vessel until the first new boat is completed. The Company expects that the first vessel will be completed by November 2000. The U.S. Coast Guard must issue a certificate off inspection for any new vessel it uses. The Company does not anticipate problems in obtaining the necessary certificate for the temporary vessel.

     Before ferry service can begin, certain site improvements must be completed on the Stamford Property. The Company expects the refurbishment to be completed within approximately 120 days from the time construction begins. The Stamford site has been zoned for parking and the Company has received oral assurances from the local authorities that it can operate fast ferry service from this site. The Company will commence operation of fast ferry service as soon as possible upon completion of the site refurbishment, upon obtaining the necessary Connecticut state permits and delivery of the temporary vessel. The Company retained an engineering firm in Stamford to handle all permits and site plans. The Company plans to begin operations at the Stamford site in the fourth quarter of 2000 and will have approximately 600 parking spaces.

     The operation of ferry vessels requires U.S. Coast Guard (USCG) certificates of inspection (See Government Regulations) and permits to dock.
New York City has recently expanded its facilities at Pier 11 located at the South Street Seaport in the Wall Street area of lower Manhattan. This provides more times for ferries to dock and disembark passengers. In order to dock the ferry vessels at any pier under the City's control, the Company must obtain a permit and will then be given specific docking times around which it can schedule its trips to and from Manhattan. The Company plans to apply for the docking permit immediately upon obtaining a vessel to operate from Stamford. The Company believes it will not take more than 30 days to obtain the permit once the vessel is acquired.

     Currently, the Company is diligently working with the appropriate officials, consultants and contractors during the initial phases of site planning and permit approvals. The Landlord is responsible for compliance with all laws, statutes, ordinances, regulations and other requirements of any governmental authority related to the environmental condition of this site. As soon as the necessary site plan approvals and permits have been obtained, the Company will aggressively schedule the contractors so as to complete the site refurbishment as soon as possible.

     After the requisite site improvements are completed and operations have commenced, the Company plans to construct a small terminal, consisting of a totally enclosed waiting room, a ticket office and necessary facilities, including rest rooms.

Competition.
-----------

     The Company currently operates in the Monmouth County, New Jersey area. In that market its main competitor is Seastreak, a well-capitalized, wholly-owned subsidiary of Sea Container Corporation, a United Kingdom based corporation. This ferry service operates from a nearby site on the Shrewsbury River, the former Connors Hotel property, and from Atlantic Highlands Yacht Harbor approximately a mile west. Seastreak has undertaken an improvement and expansion program whereby it will increase parking capacity at its Highlands facility, expand its off-peak and weekend schedules and construct a new Highlands terminal. At this time, the Company's vessels are faster and more comfortable than Seastreak's vessel.
The Company's vessels can reach a speed of 35 knots, whereas Seastreak's vessels can only reach a speed of about 22 knots. The Company's vessels can make the trip from the Highlands to Manhattan about ten minutes faster than Seastreak's vessels. The Company's vessels have more interior room and provide a smoother ride than Seastreak's vessels. However, Seastreak has substantially greater financial resources through its parent corporation, Sea Container, that could adversely impact the Company.

     Monmouth County has indicated it is contemplating an additional high speed ferry terminal and operation in a town about seven miles northwest of the Company's site in the Highlands. The Company believes the ferry operator that will be servicing that facility is New York Waterways. New York Waterways also provides conventional ferry service for short hauls at various locations in the New York metropolitan area and has been in business for many years. New York Waterways has substantially greater financial resources that, if they choose to compete, could adversely impact the Company.

     The Company's competitors, both existing and potential, have longer and profitable operating histories and substantially greater financial resources than the Company. The Company's inability to fund the necessary site and facilities improvements, to purchase additional ferries or to take advantage of opportunities as they might arise could have significant adverse impact on its results of operations.

Dependence on Suppliers.
-----------------------

     Parking at docking sites is the Company's biggest issue. The Company currently is dependent on the lease with Aragon (on which four years remain). Management is confident it could find other temporary dock space with available parking on a short term basis until permanent arrangements could be made if Aragon should breach its lease arrangement with the Company.

Government Regulation.
---------------------

     The operations of the ferry vessels is under the jurisdiction of the USCG. The vessels are required to pass an inspection and must have valid certificates of inspection from the USCG. The USCG conducts an in-water inspection of the vessel annually and an out-of-water inspection about every 18 months. Should a violation or other problem be found, the Company is given a period within which it can correct the problem, during which time the vessels are free to operate. If the USCG deems it to be a safety hazard, the certificate of inspection is suspended immediately and the ferry cannot be operated until the necessary repairs/corrections are made. The vessels' captain and mates must also have required USCG licenses. To date the Company has an excellent safety record and maintains the only boats in the Greater New York harbor that are American Bureau of Shipping (ABS) classified.

     The Company also obtains permits from New York - New Jersey Port authority for docking at city-owned ferry terminals. Obtaining these permits has not been a problem.

Employees.
---------

     As of March 31, 2000 the Company had 19 full time employees and no part time employees. Fast Ferry Holding Corporation employs 17 of the 19 full time employees. The number of employees will increase as additional ferries become operational and the Stamford Property service becomes operational.

     Fast Ferry Holding Corporation has a collective bargaining agreement with Local 333, United Marine Division of the International Longshoreman Association, AFL-CIO, dated September 9, 1997. The contract runs through September 15, 2001. The contract contains a no-strike clause, specified pay rates, medical benefit guarantee and union shop provision. Pay increases of 3% are specified in the year following any year in which a profit is made.

     Management believes its relationship with its union and non-union employees is good.

Item 2. Description of Property

     The Property, located on the Shrewsbury River in Highlands, New Jersey, which the Company acquired in September 1993, is a mostly vacant parcel of land with 463 linear feet of waterfront and has on its premises, a 4,000 square foot vacant building on the water's edge and a small office building. The Company has preliminary zoning approval for a restaurant facility, retail building, bait and tackle shop, a 23 slip marina, a concrete parking area and deep water boat fueling pier.

     The Property is subject to a first mortgage and note with an outstanding balance of $60,000. The Property is also subject to a second mortgage lien related to a note payable to Ashley North Fairfield, Inc. ("ANF Note"). The current outstanding balance of the ANF Note is $215,000 with an annual interest rate of 18%. The Company makes monthly principal and interest payments in the amount of $10,000 through December 1999 and $15,000 through May 10, 2000. On June 10, 2000 any outstanding balance will be due in full provided that if the Company makes a principal payment equal to one half of the outstanding principal balance, the due date for the remaining one half will be extended 90 days. The Company is currently negotiating with ANF to reduce the amount of the monthly payment and extend the date when the balance of the note will due in full. The Property is also subject to real estate tax liens due to the non-payment of property taxes arising from a dispute over property tax valuations. The Company is currently attempting to resolve the dispute.

     The total sum due and outstanding on all tax liens as of December 31, 1999 is approximately $320,000. This amount includes principal and interest. The lien holder cannot proceed with foreclosure for a period of two years after the purchase of the liens. After the two year period, a foreclosure complaint can be filed which would afford the Company an approximate three to six month period to satisfy the liens. As of this date, foreclosure papers have not been filed, nor has there been a threat of foreclosure.

     Since the Company has been operating its high-speed ferry service in the Highlands from a another site (Aragon) in close proximity to the Property that offers more parking, it has determined that it is economically more feasible to buy rather than lease the other site. Accordingly, the Company plans to sell the Property and has listed it with a real estate broker at a value of $1.2 million.

     The Cigar Box in Ramsey, New Jersey is located in a strip mall complex. The Cigar Box, Inc. has 1 1/2 years remaining on the lease for approximately 1,500 square feet at $2,000 per month. The Cigar Box, Inc. is actively seeking to sublet the space for the remaining term of the lease. The Company is not liable on the lease.

Corporate Offices.
-----------------

     The Company's corporate offices are located at 195 Fairfield Avenue, Suite 3C, West Caldwell, New Jersey 07006, phone number 973-228-2901 at a cost of $2,750 per month commencing January 31, 2000 under an oral sublease agreement with Anthony Colasanti, a director of the Company. For the previous six months the Company leased office space at a cost of $1,700 per month in Summit, New Jersey.

Item 3.  Legal Proceedings

     On November 25, 1997 New York Fast Ferry Services, Inc. ("NYFF") filed suit, in the Supreme Court of the State and County of New York, against the City of New York (the "City") alleging, among other things, breach of agreement by the City for a lease of a ferry franchise agreement (the "Agreement").

     In September 1993, based on NYFF's response to the City's Request for Proposal ("RFP"), NYFF was awarded the ferry route contemplated in the RFP. As part of the RFP process, the City solicited NYFF to spend approximately $12,000,000 to build two ferries to serve the route. The City provided data to NYFF related to the economic viability of the service. Continuation of the fundamental premises in the data was necessary for the service to be economical for NYFF. The Agreement between NYFF and the City stated that the City intended to construct landing and terminal facilities at one end of the route, and to make improvements to the terminals at the other end of the route. The City also agreed to use its "best efforts" to provide connecting transit links to one of the terminals on the route.

     NYFF claims that the City, for the most part, has not made the improvements on the terminals. NYFF also claims that the City has breached its duty under the Agreement to act in good faith, and instead, has acted in a manner to undermine or destroy NYFF's business. NYFF is seeking $4,000,000 in compensatory damages or, alternatively, recission of the Agreement. The proceeds, if any, of the suit are pledged 50% to the original shareholders of NYFF and 50% to debis Financial Services, Inc. as a pledge of collateral against amounts owing to them pursuant to a note payable.

Item 4.  Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

Market Information.
------------------

     The Company's Common Stock has been traded on the NASD Over-the-Counter Bulletin Board under the symbol LGHT, but it currently trades on the "Pink Sheets." The Company's stock was de-listed from the Bulletin Board pursuant to new NASD Rules, permitting only those companies who file periodic reports with the SEC to be listed. The Company intends to re-apply for listing on the Bulletin Board as soon as the Company completes the registration process. The following table sets forth the high and low bid prices of the Company's common stock during the periods indicated.

OTC Market

                     Calendar                          High Bid Price                Low Bid Price
                   -----------                         --------------                -------------

1999               4th Quarter                        $        3.50                  $           1.50
                   3rd Quarter                               5.3125                             1.625
                   2nd Quarter                                 4.00                              1.50
                   1st Quarter                                 4.75                              2.00

1998               4th Quarter                        $       2.875                  $           1.25
                   3rd Quarter                                 4.50                              2.00
                   2nd Quarter                                5.375                              2.25
                   1st Quarter                                 5.25                              3.50

1997               4th Quarter                        $       6.625                  $           2.75
                   3rd Quarter                                 6.50                             3.125
                   2nd Quarter                                 6.00                              2.00
                   1st Quarter                                  *                                  *

*  Trading did not commence until 2nd Quarter.

     The closing bid price of the Common Stock on the OTC Bulletin Board on December 31, 1999, was $2.00 per share.

 Holders
 -------
     As of March 31, 2000, there were approximately 70 holders of the Company's Common Stock, who collectively held 5,778,295 issued and outstanding shares.

Dividends.
---------

    The Company did not declare or pay cash or other dividends on its Common Stock during the last two fiscal years. The Company has no plans to pay any dividends, although it may do so if its financial position changes.

Recent Sales of Unregistered Securities.
---------------------------------------

    In September 1997 the Company granted options to acquire 56,250 shares exercisable at $4.00 per share to a consultant. In October 1997 the consultant exercised options to acquire 8,750 shares of common stock at $4.00 per share. Both the grant and the exercise were exempt under Section 4(2) of the Securities Act of 1933 (the "Act"). The options to purchase the remaining 47,500 shares expired in 1998. No commissions or finder's fees were paid on the transaction.

    In October 1997 the Company issued 2,500 shares of its common stock to a consultant (at a value of $1.00 per share) in lieu of interest owed to the consultant. The transaction was exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

    In October 1997 the Company issued 25,000 shares of its common stock to an accredited investor for $3.75 per share in a transaction exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

    In December 1997 the Company issued 75,000 shares of its common stock to one person in exchange for all of the outstanding shares of the Cigar Box, Inc. in a transaction exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

    In April 1998 the Company issued 30,000 shares of its common stock to an investor for $3.25 per share in a transaction exempt under section 4(2) of the act. No commissions or finder's fees were paid on the transaction.

    In October 1998 the Company issued an aggregate of 454,545 shares of its common stock to the three shareholders of Fast Ferry Holding Corp. in exchange for 80% of the outstanding shares of Fast Ferry Holding Corp. in a transaction exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

    In October 1998 the Company granted one of its noteholders, as part of refinancing negotiations, warrants to purchase 200,000 shares of its common stock exercisable at $2.60 per share until March 16, 2004. The transaction was exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

    In October 1998 the Company granted an option to purchase 10,000 shares of common stock to John Koenig, a shareholder of the Company, as part of his employment agreement. The option is exercisable at $1.88 per share until October 4, 2000. The transaction was exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

    In June 1999 the Company entered into a loan agreement with Ashley North, Inc., and in connection therewith, issued a promissory note and 25,000 shares of its common stock in June 1999 and an additional 25,000 shares in December 1999. The transaction was exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

    In July 1999 the Company issued a $200,000 promissory note, and warrants to purchase 200,000 shares of common stock of $1.00 per share, exercisable for 3 years, for $200,000 investment by an accredited investor. The note is convertible to common stock at the option of the holder. The transaction was exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

    In September 1999 a consultant purchased 50,000 shares of common stock at a price of $0.10 per share in a transaction exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

    In October 1999, the Company issued warrants to an employee to purchase 5000 shares of common stock of $1.00 per share, exercisable for one year.

    In October 1999, the Company issued an aggregate of 1,250,000 shares to three companies controlled by Lancer Offshore, Inc., all accredited investors, for gross proceeds of $1,250,000 or $1.00 per share. The purchasers also received warrants to purchase an aggregate of 750,000 shares of common stock exercisable at $1.25 per share until October 31, 2002. A finder's fee was paid to a third company on this portion of the offering in the amount of $125,000 and warrants to acquire 75,000 shares of common stock exercisable at $1.25 per share for five years.

    The Company also issued 150,000 shares of common stock for gross proceeds of $150,000. The investors also received warrants to purchase an aggregate of 150,000 shares of common stock, exercisable at $1.25 per share for one year. Aggregate commissions of $15,000 were paid on this portion of the offering. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506 promulgated thereunder. The month of the issuance, the investors' names, and the shares issued are as follows:

     Stock issued in October 1999:

                                                               Number of Shares
        Name                                                      and Warrants
        -----                                                     ------------

        Joseph Roselle                                               50,000

        Anthony R. Mautone                                           15,000

        Christopher Colasanti                                        15,000

        Michael Hunt                                                 15,000

        Vincent Bonomo                                                7,500

        Catherine Bonomo                                              7,500

     Stock issued in November 1999:

                                                              Number of Shares
        Name                                                    and Warrants
        -----                                                   -------------
        Dennis Mautone                                             15,000

        Joseph Capozza                                             12,500

        Daniel Coiro                                               12,500

  In January 2000, the Company sold 97,500 shares of common stock at $1.00 per share, loss and finders fee of $5,000, and an equal number of warrants good for purchasing shares of common stock for $1.25 per share, exercisable for one year, to the following investors:

                                                               Number of Shares
        Name                                                     and Warrants
        -----                                                  ---------------

        Joseph Pontoriero                                          25,000

        Anthony R. Mautone                                         15,000

        Joseph Capozza                                             25,000

        Daniel Coiro                                               25,000

        Andrew Scott                                               25,000

  In February 2000, the Company sold 50,000 shares of common stock at $1.00 per share, and an equal number of warrants good for purchasing shares of common stock at $1.25 per share, exercisable for one year, to the following investors:

                                                              Number of Shares
   Name                                                        and Warrants
   ----                                                        ------------

   Arthur Anastasia and David Del Monaco                            10,000

   Trebor Trading & Investment Limited                              25,000

   Andrew Scott                                                      5,000

   John Gluszak                                                     10,000

  In March 2000, the Company sold 450,000 shares of common stock at $0.50 per share, and an equal number of warrants good for purchasing shares of common stock at $1.00 per share, exercisable for two years, to the following investors:

                                                          Number of Shares
        Name                                                and Warrants
        ----                                              ----------------

        Joseph Roselle                                        150,000

        Joseph Giamanco                                       150,000

        Gary Herman                                           150,000

     In March 2000, the Company sold 25,000 shares of common stock at $0.50 per share, and an equal number of warrants good for purchasing common stock at $1.25 per share, exercisable for one year, to Trebor Trading & Investment Limited.

     In March 2000, the Company issued 10,000 shares of its common stock to Fred Ferguson and 2,000 shares to William Mills, at $1.00 per share, with an equal number of warrants at $1.00 per share, exercisable for one year.

     In March 2000, the Company issued 10,000 shares of its common stock to Fred Ferguson and 2,000 shares to William Mills, at $1.00 per share, with an equal number of warrants at $1.00 per share, exercisable for one year.

     In March 2000, the Company issued 125,000 shares of its common stock to The Orbiter Fund and 125,000 shares to The Viator Fund in consideration of a $1,000,000 bridge loan to the Company. Capital Research, which acted as the broker in the transaction, received 27,500 shares.

     In all transactions above, the stock was issued for an amount that the Board of Directors of the Company believed was a fair market value for restricted securities of the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, along with the other information contained elsewhere in this Form 10-KSB.

Comparison of the Year Ended December 31, 1999 vs. December 31, 1998

     Consolidated revenues for the twelve month period ended December 31, 1999 totaled $3,285,978 and were comprised of $2,214,884, or 67%, from passenger tickets from the NY Fast Ferry service operating from the Highlands (NJ), $789,859, or 24%, from the charter of the M/V Finest to the Massachusetts Steamship Authority, which terminated in October 1999, and about $281,000, or 9%, from excursion trips and galley sales. During the twelve months ended December 31, 1999, the Company ran a total of 1,198 revenue trips from its Highlands (NJ) site at a 47% load factor. The ferry service ran over 98% of its scheduled trips, missing only a single trip due to weather conditions or the condition of the vessels. As the Company acquired the NY Fast Ferry operation in October 1998, the consolidated revenues generated in the period of the prior year under review reflect only three months of operations of the ferry service, which totaled $681,167. Of the revenues, about $438,000, or 64%, was attributable to passenger tickets sales, $217,500, or 32%, was attributable to the charter of the M/V Finest, and $25,675, or 4%, was generated from excursion trips and galley sales.

     Consolidated operating costs for the twelve month period under review of $2,493,582 are directly attributable to the ferry operations as compared to $509,742 for the twelve months ended December 31, 1998. Of the $2,493,582 about 64%, or $1,597,574, are direct operating costs and $896,008, or 36%, represent depreciation of the ferry vessels and other boat equipment. By comparison, in 1998 direct operating costs totaled $287,116, or 56%, and depreciation of the ferry vessels and other boat equipment totaled $222,626, or 44%.

     Payroll and related costs for the ferry vessel crew represented 29% of the total direct operating costs for the period or approximately $461,600 for the twelve months ended December 31, 1999 as compared to $93,594, or 33%, in the comparable period in 1998. Fuel and oil costs accounted for 19% of the category or about $306,700 in 1999 as compared to $68,075, or 24%, of the category, in for the comparable period in 1998. The decline in fuel as a percentage of the category was a result of improved buying procedures. Docking fees and fees to the owner of the parking facility totaled $347,500, or 22%, of the direct operating costs in 1999 as compared to $65,939, or 23%, of the category in the prior year. Boat maintenance and supplies, which included a scheduled engine overhaul, accounted for almost $246,300, or 15%, and insurance costs totaled $99,659, or 6%, of the total direct operating costs. For the same period in 1998, boat maintenance and supplies accounted for almost $27,000, or 10%, and insurance totaled $ 22,552, or 8%, of the total direct operating costs.

     Direct excursion expenses represented 2%, or about $30,300, of the operating costs and costs of sales related to galley sales totaled $92,939 or 6%. Other direct operating costs amounted to $35,189, or 2%, of the category. By comparison, for the prior year ended December 31, 1998, direct excursion expenses and costs of sales related to galley sales represented less than 1%, or about $1,390, of the operating costs and other direct operating costs amounted to $8,570, or 3%, of the category.

     Marketing and administrative expenses totaled $1,304,319 and $534,330, for the years ended December 31, 1999 and 1998, respectively. Of the total marketing and administrative expenses in 1999, $486,624, or 37%, is attributable to administration of the ferry service and $710,920, or 55%, is attributable to corporate administration. For the comparable period in the prior year, 17%, or $91,120, of the total marketing and administrative expenses was attributable to the administration of the ferry service and $287,056, or 54%, was attributable to corporate administration. Salaries and related benefits for ferry administration totaled $285,150, or 22%, and $64,028, or 12%, of the marketing and administrative expenses for the years ended December 31, 1999 and 1998, respectively. The increase was attributable to the addition of headcount as the operation expanded. Corporate management compensation represented $374,229, or 29%, and $183,334, or 34%, of the total category for the period ended 1999 and 1998, respectively. The Company incurred occupancy expense, including utilities and maintenance for the 1999 period under review totaling $41,013 as compared to $8,068 for the prior period in 1998 when it utilized available space in the offices of certain officers and directors, as well as at the Cigar Box.

     Marketing and promotional expenses accounted for 2% of the category, or $27,337, as compared to $147, less than 1%, in 1998.

     Other marketing and administrative expenses amount to approximately $239,163 and $143,893 for the twelve-month periods ended December 31, 1999 and 1998, respectively, and include legal and auditing services, in part due to the audit of the Company's financial statements, as well as other professional services related to the development of business plans, market strategies and funding of the Company. Of the remaining $195,400, approximately $60,400 is attributable to travel expenditures and certain other expenses, such as stationary and supplies, and telephone, related to the increased headcount and corporate activity, totaled $135,000. By comparison, of the remaining $110,640 approximately $43,500 is attributable to travel expenditures and certain other expenses, such as stationary and supplies, and telephone, related to the increased headcount and corporate activity, totaled $67,140.

     Depreciation expense, related to office equipment, totaled $9,439 for the twelve months ended December 31, 1999 as compared to $2,460 in the prior period. Amortization of goodwill related to the acquisition of New York Fast Ferry amounted to $70,000 and 16,741, for the years ended December 31, 1999 and 1998 respectively.

     Interest expense for the twelve months ended December 31, 1999 totaled $1,473,735, which was primarily attributable to the current obligations of the NY Fast Ferry, including the mortgages on the boats, and debt financing of the Company's current operations and business development. Of the total interest expense, interest paid in connection with the vessel mortgages and line of credit totaled $969,982. For the comparable period ended December 31, 1998, interest expense totaled $348,249, of which about $ 290,000 was primarily attributable to the current obligations of the NY Fast Ferry and the mortgages on the boats.

     Discontinued operations consist of revenues and costs from the Cigar Box operation as well as certain costs related to the Property, both of which have been reclassified as discontinued operations. In accordance with management's decision to cease operations at the Cigar Box and place the related assets and the Property for sale, the appropriate impairment of assets has been recorded. For the twelve month period under review, the discontinued operations resulted in a loss of $155,347 and an impairment of $391,654 for 1999 and $113,392 and $331,161, respectively, for 1998.

Liquidity and Capital Resources.
-------------------------------

     Since inception the Company has funded its operations primarily through cash generated from private placements of debt and equity securities and institutional financing. In October 1998, the Company acquired 80% of the stock of New York Fast Ferry and commenced operating fast ferry service from the Highlands in Monmouth County (NJ). As part of the transaction, the Company guaranteed payment and satisfaction of NY Fast Ferry's outstanding liabilities. The NY Fast Ferry operation generates sufficient cash-flow to cover its direct operating costs. However, the NY Fast Ferry operation does not yet generate enough cash to carry its debt service, other than the boat mortgages, to fund the capital improvements and capital expenditures necessary for the Company to expand its operations and to implement its strategic business objectives.

     As of December 31, 1999, the Company had outstanding two notes payable and preferred ship mortgages with a financial institution, one on the ferry vessel M/V Finest and one on the ferry vessel M/V Bravest, of $5,156,274 and $5,127,461, respectively, which bear interest at 9.25% per annum. Both ship mortgages each require monthly payments of principle and interest in the amount of $56,719 through September 10, 2005, with final payments of $3,626,691 and $3,572,971, respectively, due on October 10, 2005.

     The Company also has a line of credit with an outstanding balance at December 31, 1999 of $1,254,913 with the same financial institution that holds the preferred ship mortgages. The line of credit, secured by the M/V Finest and the M/V Bravest, requires monthly payments of $15,000 through April 10, 2000, plus principle payments of $343,333 on each of October 1, 1999 and March 1, 2000 and a final payment of $934,319 on December 10, 2000. The note carries no interest, but has been discounted to a net present value using a discount rate of 9.25% per annum. These two preferred ship mortgages and the line of credit are further secured by cross collateralization agreements, assignment of personal property, a pledge of a potential receivable arising out of a lawsuit against the City of New York, and a Company guarantee. Moreover, the financial institution was granted warrants to purchase 200,000 shares of Company stock at $2.60 per share exercisable through March 16, 2004. As of this date the Company is in final stages of negotiations with respect to the December 2000 payment in excess of $900,000 and expects to restructure that payment in a more favorable manner for the Company. All payments are current.

     In May 1999, the Company obtained financing in the net amount of $300,000 from an unrelated third party that is secured by a second mortgage on the Property located on the Shrewsbury River, Highlands, NJ, subject to a real estate tax lien, and by a personal guarantee of a major shareholder. The note carries an annual interest rate of 18% and is payable in monthly installments, applied first to interest, as follows: from July 10, 1999 through December 10, 1999, $10,000 per month; from January 10, 2000 through May 10, 2000, $15,000 per month; and commencing June 10, 2000, three monthly installments each equal to one-third of the outstanding balance on June 10, 2000. As an inducement to enter into the loan, the Company issued the lender 25,000 shares of restricted common stock, and if the loan is not prepaid by December 11, 1999, the lender is entitled to an additional 25,000 restricted shares. All payments are current.

     In the twelve months ended December 31, 1999, the Company had raised proceeds of $1,615,000 through the private subscription of the Company's common stock and the exercise of certain warrants.

     The Company, as of December 31, 1999, had a working capital deficiency of $3,451,947. Furthermore, in the planned development of its commercial operations, the Company's combined losses are expected to continue as the Company divests its non-core assets and operations and commences ferry service at other sites and until each of such sites become fully operational. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to continue to obtain adequate financing and/or to successfully expand its ferry operations. Additionally, capital expenditures to improve and expand its landside ferry facilities and acquire fast ferry vessels will require significant funding.

     The Company has been successful to date in its efforts to raise funds and believes that proceeds from anticipated interim financing together with available funds and cash flows expected to be generated by operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Furthermore, the Company has begun to negotiate more favorable payment terms with certain creditors that require significant principle payments in the next twelve months. In the event the Company's plans change, its assumptions change or prove to be inaccurate or if the proceeds of the interim financing or cash flows prove to be insufficient to fund operations, the Company may find it necessary or desirable to reallocate funds within the above described business strategies, seek additional financing or curtail its activities. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all, or that the Company will be able to negotiate more favorable payment terms with its existing creditors. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to meet its current obligations, take advantage of unanticipated opportunities, develop new products or otherwise respond to unanticipated competitive pressures. Such inability could have a material adverse effect on the Company's business, and financial condition and results of operations.

Subsequent Events.
-----------------

     In the first quarter of 2000, the Company successfully raised a net of approximately $390,000 in equity funding through a private placements with individual qualified investors of 634,500 shares with warrants for the purchase of an additional 634,500 shares of common stock at $1.00 to $1.25 per share exercisable for one year from date of issuance. The Company also issued 250,000 shares of common stock to two investment funds in consideration of a $1,000,000 bridge loan to the Company. The Company issued 27,500 shares of common stock to a broker on that transaction.

Forward-Looking Statements.
--------------------------

     The following cautionary statements are made pursuant to the Private Securities Litigation Reform Act of 1995 in order for the Company to avail itself of the "safe harbor" provisions of that Act. Discussions and information in this document which are not historical facts should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from the additional ferry operations from the Stamford Property, and the business prospects or any other aspect of the Company, actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. The Company has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. In addition to the risks cited above specific to the ferry business, differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors in the ferry business, insufficient parking space for potential ferry customers, inadequate capital and the inability to obtain funding from third parties, unexpected costs, and the inability to obtain or keep qualified personnel.

Item 7.  Financial Statements and Supplementary Data

     See Financial Statements and Supplementary Data following the signature page of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The names, ages, municipalities of residence, positions with the Registrant, and principal occupations of the directors and executive officers of the Registrant as of March 24, 2000 are as follows:



     Name, Age and
  Municipality Residence                          Office                            Other Business Experience
  ----------------------                          ------                            -------------------------

Anthony Cappaze                       Chairman, Chief Executive Officer of       President of Trinity Group since
Short Hills, NJ                       the Company and Director since its         1998; Regional Manager for Northern
Age:     55                           inception.                                 Telecom 1983 - 1998.



Anthony Colasanti                     Vice President, General Counsel and        Partner in the law firm of Colasanti
West Orange, NJ                       Director of the Company since 1996.        and Scott since July 1998; partner in
Age:     57                           Secretary of the Company since             the law firm Colasanti, Ermel &
                                      January 1999.                              Cosale 1994 - 1998.



Francis Matusek                       Director of the Company since its          Partner in the accounting and tax
Matawan, NJ                           inception; Officer of the Company          consulting firm of Matusek & Company
Age:     48                           from its inception until January 1999.     since 1974.




     Anthony Colasanti is currently the only member of the Company's Audit Committee

Compliance with Section 16(a) of the Securities Exchange Act of 1934.
--------------------------------------------------------------------

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors and certain of its officers to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and NASDAQ. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that all reports on Forms 3, 4 or 5 required to be filed were filed on a timely basis for the fiscal year ended December 31, 1999.

Item 10.  Executive Compensation

Compensation and other Benefits of Executive Officers.
-----------------------------------------------------

     The following table sets out the compensation received for the fiscal years ended April 30, 1997 and 1998, and December 31, 1999 in respect to each of the individuals who were the Company's chief executive officer at any time during the last fiscal year and the Company's four most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").

                                                    SUMMARY COMPENSATION TABLE

        FISCAL YEAR COMPENSATION                                                                     LONG TERM COMPENSATION

                                                                          Awards                            Payouts
                                                                          ------                            -------

                                                                                              Restricted
                                                                                                Shares
                                                                                                  or                      All other
Name and                                                 Other Annual     Securities under    Restricted      LTIP         Compen-
Principal Position              Salary(1)       Bonus    Compensation       Option/SARs          Share       Payouts       sation
                      Year         ($)           ($)                          Granted            Units         ($)           ($)
------------------    ----         ---           ---     ------------         -------            -----         ---           ---

Anthony Cappaze/      1999       100,000          0            0                 0                 0            0           5,700
Chairman              1998        75,000          0            0                 0                 0            0             0
and CEO               1997        75,000          0            0                 0                 0            0             0

_________________

(1) The base compensation is recorded and accrued, but payment is deferred in the interest of optimizing the Company's cash flow.


Agreements with Management.
--------------------------

     The Company had employment agreements with Messrs. Cappaze and Matusek that provide for annual salaries of $75,000 each through April 30, 1998 and $100,000 each, thereafter. Mr. Cappaze's employment agreement is still in place, but Mr. Matusek's agreement ended March 31, 1999. These two individuals have deferred a significant portion of their compensation under these agreements. This deferred compensation carries an interest rate of 4% per annum. As of December 31, 1999, the total deferred compensation, including interest due, was $449,541.

Option/Stock Appreciation Rights ("SAR") Grants during the most recently
------------------------------------------------------------------------
completed Fiscal Year.
---------------------

     The following table sets out the stock options granted by the Company during the previous fiscal year to the Named Executive Officers of the Company. The following amounts include options that were granted prior to the previous fiscal year but were repriced during that year.

                                             OPTION/SAR GRANTS IN PREVIOUS YEAR
                                                      INDIVIDUAL GAINS

                          Number of           % of Total
                         Securities          Options/SARs
                         Underlying           Granted to
                        Options/SARs         Employees in        Exercise or Base      Market Price on
Name                     Granted (#)         Fiscal Year           Price ($/Sh)         Date of Grant       Expiration Date
--------------------  -----------------  --------------------  --------------------  -------------------  -------------------


Anthony Cappaze                200,000            3.3%                $0.50                $1.75                 06/11/02
Anthony Cappaze                100,000           16.5%                $1.00                $1.00                 10/30/01
_______________


No stock shares or options were granted to the foregoing named executives during this fiscal year ended 12/31/99.

Aggregated Option/SAR Exercised in Last Financial Year and Fiscal Year-End
--------------------------------------------------------------------------
Option/SAR Values.
-----------------

     The following table sets out all Option/SAR exercised by the Named Executive Officers during the most recently completed fiscal year and the Option/SAR values for such persons as of the end of the most recently completed fiscal year.

Aggregated Option/SAR Exercised in Last Fiscal Year and FY-End Option/SAR Values

                                                                            Number of
                                                                            Securities
                                                                            Underlying               Value of
                                                                            Unexercised             Unexercised
                                                                           Options/SARs at         Options/SARs at
                                                                             FY-End (#)              FY-End ($)

                         Shares Acquired on                                  Exercisable/            Exercisable/
Name                        Exercise (#)          Value Realized ($)         Unexercisable           Unexercisable
----                        ------------          ------------------         -------------           -------------
Anthony Cappaze               100,000                $___________               300,000               $___________

_________________

Compensation of Directors.
-------------------------

     Directors of the Company are paid $500 per meeting for their services as such. Furthermore, the directors are reimbursed for all expenses incurred by them in attending board meetings.

Benefit Plans.
-------------

     The Company currently has no retirement, pension, profit-sharing or insurance or medical reimbursement plans covering its officers and directors, but does contemplate implementing group health, term life insurance and 401(k) plans once additional full-time management employees are hired. The NY Fast Ferry group has a group medical health plan and a 401(k) plan for its employees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of March 24, 2000, the number of shares of the Company's outstanding $0.01 par value common stock beneficially owned by each of the Company's current directors and the Company's executive officers, the number of shares beneficially owned by all of the Company's current directors and named executive officers as a group, and the number of shares owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of common stock:

                                                  Amount and            Percent
          Name and Address                        Nature of               of
         Of Beneficial Owner                      Beneficial            Common
                                                  Ownership              Stock
         -------------------                      ---------              -----

      Anthony Cappaze                             1,509,850(1)           24.4%
      195 Fairfield Avenue, Suite 3C
      West Caldwell, NJ  07006

      Anthony Colasanti                             290,000(2)            4.8%
      195 Fairfield Avenue, Suite 3C
      West Caldwell, NJ  07006

      Francis P. Matusek                          1,050,400(3)           18.2%
      186 Highway 34
      Matawan, New Jersey 07747

      All directors and executive                 2,850,250(4)           44.3%
      Officers as a group
       (four persons)
_________________________

*Less than one percent.

(1) Includes 718,700 shares owned by Cappaze Associates, L.P., of which Mr. Cappaze is the General Partner; 178,000 shares owned by Elchanan Dulitz FBO Ashley North Ave. Inc., to which Mr. Cappaze pledged stock to secure a loan to the Company; 15,000 shares owned by Mr. Cappaze's spouse; options to acquire 200,000 shares at $1.75 per share until 6/11/2002; warrants to purchase 100,000 shares at $1.00 per share until 10/27/2001, and warrants to purchase 100,000 shares at $1.00 per share until January 2003.
(2) Includes options to acquire 100,000 shares at $1.00 per share until 10/1/2001; warrants to purchase 100,000 shares at $1.00 per share until 10/27/2001; and warrants to purchase 50,000 shares at $1.00 per share until January 2003.
(3) Includes 710,000 shares owned by Sun-Rize Ferry Service, L.P., of which Mr. Matusek is the General Partner; and 2,250 shares owned by Mr. Matusek's spouse.
(4)  Includes footnotes 1 through 3.


Other Owners.
------------

     To the knowledge of the Directors and Senior Officers of the Company, as of March 24, 2000, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than the following:

                                             Amount and           Percent
           Name and Address                  Nature of              of
           Beneficial Owner                  Beneficial           Common
                                             Ownership             Stock
           ----------------                  ---------             -----


       Lancer Offshore, Inc.                1,250,000(5)           19.1%
       c/o Kaya Flamboyan 9
       Curacao Netherlands Antilles

       The Viator Fund Ltd.                   625,000              10.8%
       c/o Kaya Flamboyan 9
       Curacao Netherlands Antilles

(5)  Includes warrants to purchase 750,000 shares at $1.25 until 12/31/2002.

     There are no current arrangements or agreements pledging securities which could in the future result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions

     In June 1999 Anthony Cappaze, an officer and director of the Company, was granted options to purchase 300,000 shares of common stock exercisable at $1.75 per share for three years. On September 9, 1999 he exercised options to acquire 100,000 shares. In October 1999, Mr Cappaze was granted warrants to purchase common stock at $1.00 per share for two years. Mr. Cappaze signed a new Employment Agreement as of January 2000, which provides that he receives warrants for the purchase of 100,000 shares of common stock at $1.00 per share for three years. In January 2000, the Board of Directors voted to issue 120,000 shares to Mr. Cappaze in lieu of outstanding salary for 1996 and 1997.

     Anthony Colasanti, an officer and director of the Company, also serves as general legal counsel for the Company. Mr. Colasanti's law firm, Colasanti & Scott, LLP, was paid approximately $5,000 in 1997, approximately $10,000 in 1998 and approximately $30,000 in 1999 by the Company for legal services rendered by his firm to the Company.

     Mr. Colasanti also received as an annual retainer for consulting services, 10,000 shares of common stock in May 1997 and 10,000 shares in May 1998. He received 25,000 shares in May 1999 for legal services in negotiating and closing a loan for the Company. In September 1999, Mr. Colasanti was granted 100,000 options to purchase common stock at $1.00 per share for two years in lieu of compensation. In October 1999, Mr. Colasanti was granted 100,000 warrants to purchase common stock at $1.00 per share for two years for services rendered in raising capital for the Company. Mr. Colasanti signed a New Employment Agreement as of January 2000, which provides that he receives warrants for the purchase of 50,000 of common stock at $1.00 for three years. On March 12, 2000, Mr. Colasanti, transferred 12,500 shares of common stock to his adult sons.

     In January 2000, the Board of Directors voted to issue 12,500 shares to Mr. Colasanti in lieu of outstanding salary. Mr. Colasanti ordered the Company to issue the 12,500 shares to several individuals as gifts. As one of these individuals are related to Mr. Colasanti or lives in his household, Mr. Colasanti does not beneficially own the 12,500 shares.

     On March 9, 2000, Mr. Cappaze tendered 300,000 shares of Common Stock to the Company as part of the Company's rescission of options exercised, using salary as payment.

                                    PART IV
                                    -------

Item 13.  Financial Statements, Schedules and Exhibits and Reports on Form 8-K

(a)  Financial Statements, Schedules and Exhibits:
     ---------------------------------------------

     (1)  Financial Statements - Fiscal years ended December 31, 1999 and 1998
          --------------------------------------------------------------------


     (2)  Schedules
          ---------


     (3)  Exhibits
          --------


(b)  Reports on Form 8-K  No reports on Form 8-K were filed during the last
     -------------------
quarter of the fiscal year covered by this report.

(c)  Exhibits
     --------

3.1    Certificate of Incorporation, as amended.*

3.2    Bylaws.*

10.1 Stock Purchase Agreement dated 9/9/98 for acquisition of Fast Ferry Holding Corp.*

10.2   Lease Agreement dated 3/30/98 for Aragon Marina.*

10.3   Lease Agreement dated October 1999 for Stamford Property Marina.*

10.4   Letter of Intent for vessel construction.  Filed herewith.

21.1   Subsidiaries of the Registrant.*

27.1   Financial Data Schedule.  Filed herewith.

---------------
* Incorporated by reference from the Company's Registration Statement on Form 10-SB, File No. 0-29205.

(d) Schedules. Schedules are omitted as the information is not required or not applicable, or the required information is shown in the financial statements or notes thereto.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LIGHT HOUSE LANDINGS, INC.


Date: April 14, 1999        By: /s/ Anthony Cappaze
                               --------------------
                               Anthony Cappaze, President, Chief
                               Executive Officer and Director


Date: April 14, 1999        By: /s/ Anthony Colasanti
                               ----------------------
                               Anthony Colasanti, Secretary and Director

                   LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                  LIGHTHOUSING LANDINGS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999



                                   I N D E X
                                   ---------



                                                               Page No.
                                                               --------
FINANCIAL STATEMENTS:


   Independent Accountants' Report                                F-1


   Consolidated Balance Sheets
     As at December 31, 1999 and 1998                             F-2


   Consolidated Statements of Operations
     For the Years Ended December 31, 1999 and 1998               F-3


   Consolidated Statements of Changes in
   Redeemable Common Stock and Stockholders' Equity
     For the Years Ended December 31, 1999 and 1998               F-4


   Consolidated Statements of Cash Flows
     For the Years Ended December 31, 1999 and 1998             F-5 - F-6


   Notes to Consolidated Financial Statements                   F-7 - F 21

                           [Letterhead appears here]

                Weinick Sanders Leventhal & Co., LLP Letterhead


                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------



To the Board of Directors and Stockholders
Lighthouse Landings, Inc.


We have audited the accompanying consolidated balance sheets of Lighthouse Landings, Inc. and Subsidiaries as at December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and changes in redeemable common stock and stockholder's equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lighthouse Landings, Inc. and Subsidiaries as at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained substantial losses for the years ended December 31, 1999 and 1998. In addition at December 31, 1999 the Company has negative working capital of $3,079,683. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                      WEINICK SANDERS LEVENTHAL & CO., LLP


New York, N. Y.
February 23, 2000

                   LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                   A S S E T S
                                   -----------
                                                                                              December 31,
                                                                                   --------------------------------
                                                                                         1999                1998
                                                                                   -----------          -----------
Current assets:
  Cash                                                                             $    97,957          $    62,606
  Inventories                                                                            6,715                1,057
  Net assets held for resale                                                            32,582                    -
  Prepaid expenses and other current assets                                            165,214               68,757
                                                                                   -----------          -----------
        Total current assets                                                           302,468              132,420

Net assets of discontinued operations                                                        -              723,765

Property and equipment - at cost,
  less accumulated depreciation                                                     12,288,880           13,103,525

Goodwill net of accumulated amortization                                             1,127,433            1,201,174

Other assets                                                                            34,279               19,091
                                                                                   -----------          -----------
                                                                                   $13,753,060          $15,179,975
                                                                                   ===========          ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current liabilities:
  Current maturities of long-term debt                                             $ 1,981,100          $ 1,282,822
  Notes payable                                                                              -               49,779
  Notes payable - stockholders                                                         125,000                    -
  Accounts payable and accrued expenses                                              1,006,273              730,520
  Due to officers/stockholders                                                         449,540              484,142
                                                                                   -----------          -----------
        Total current liabilities                                                    3,561,913            2,547,263

Long-term debt - net of current maturities                                           9,973,872           11,301,455
                                                                                   -----------          -----------
        Total liabilities                                                           13,535,785           13,848,718
                                                                                   -----------          -----------
Minority interest                                                                            -               11,071
                                                                                   -----------          -----------
Redeemable common stock                                                                      -              350,000
                                                                                   -----------          -----------

Stockholders' equity:
  Common stock - $.01 par value
    Authorized - 10,000,000 shares
    Issued and outstanding - 4,835,795 shares
      in 1999 and 3,250,795 in 1998                                                     48,358               32,508
  Additional paid-in capital                                                         5,313,288            3,809,138
  Accumulated deficit                                                              ( 5,144,371)         ( 2,621,460)
                                                                                       217,275            1,220,186
                                                                                   -----------          -----------
  Less:  Stock subscription receivable                                                       -            ( 250,000)
                                                                                   -----------          -----------
        Total stockholders' equity                                                     217,275              970,186
                                                                                   -----------          -----------
                                                                                   $13,753,060          $15,179,975
                                                                                   ===========          ===========

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               For the Years Ended
                                                                                                  December 31,
                                                                                         -----------------------------
                                                                                             1999             1998
                                                                                         -----------       -----------
Revenues                                                                                 $ 3,285,978       $   681,167
                                                                                         -----------       -----------
Operating costs:
  Ferry operations                                                                         1,597,574           287,116
  Depreciation                                                                               896,008           222,626
                                                                                         -----------       -----------
Total operating costs                                                                      2,493,582           509,742
                                                                                         -----------       -----------
                                                                                             792,396           171,425
                                                                                         -----------       -----------

Marketing and administrative expenses                                                      1,234,319           517,589
Amortization of goodwill                                                                      70,000            16,741
                                                                                         -----------       -----------
                                                                                           1,304,319           534,330
                                                                                         -----------       -----------

Net loss from operations                                                                    (511,923)         (362,905)
                                                                                         -----------       -----------

Other expenses:
  Interest (net)                                                                           1,473,735           348,249
  Provision for state income taxes                                                             1,323             1,014
Total other expenses                                                                       1,475,058           349,263
                                                                                         -----------       -----------
Loss from continuing operations before
  minority share in loss of subsidiary                                                    (1,986,981)         (712,168)

Minority share in loss of subsidiary                                                          11,071            42,534
                                                                                         -----------       -----------

Loss from continuing operations                                                           (1,975,910)         (669,634)
                                                                                         -----------       -----------
Discontinued operations:
  Loss from discontinued operations                                                         (155,347)         (113,392)
  Estimated loss on disposal                                                                (391,654)                -
  Impairment loss                                                                                  -          (331,161)
                                                                                         -----------       -----------
Loss from discontinued operations                                                           (547,001)         (444,553)
                                                                                         -----------       -----------

Net loss                                                                                 $(2,522,911)      $(1,114,187)
                                                                                         ===========       ===========

Per share data:
  Basic and diluted:
    Loss from continuing operations                                                           $(0.55)           ($0.23)
    Loss from discontinued operations                                                          (0.15)            (0.16)
                                                                                         -----------       -----------
    Net loss                                                                                  ($0.70)           ($0.39)
                                                                                         ===========       ===========
    Weighted average number of shares outstanding:
      Basic and diluted                                                                    3,591,138         2,850,100
                                                                                         ===========       ===========

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK AND STOCKHOLDERS'
                                    EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                    Redeemable Common Stock        Common Stock       Additional       Earnings
                                                    -----------------------   --------------------      Paid-In      (Accumulated
                                                       Number      Amount       Number     Amount      Capital         Deficit)
                                                    ---------    ----------   ---------   --------    ----------     ----------
Balance at December 31, 1996                                -    $        -   2,567,500   $ 25,675    $1,814,021     $ (914,525)
Issuance of shares in lieu of services                      -             -      60,000        600       232,200              -
Issuance of shares upon the exercise of
  8,750 stock options of $4.00 pre share                    -             -       8,750         88        34,912              -
Issuance of shares upon the acquisition of
  The Cigar Box, Inc.                                       -             -      75,000        750       299,250              -
Sale of shares for cash                                     -             -      25,000        250        93,500              -
Net loss for 1997                                           -             -           -          -             -       (592,748)
                                                    ---------    ----------   ---------   --------    ----------     ----------
Balance at December 31, 1997                                -             -   2,736,250     27,363     2,473,883     (1,507,273)

Issuance of shares upon the acquisition of
  Fast Ferries Holding Co.                             70,000       350,000     384,545      3,845       969,055              -
Sales of shares for cash                                    -             -      30,000        300        97,200              -
Stock subscription                                          -             -     100,000      1,000       249,000              -
Value of 200,000 warrants issued pursuant to the
  acquisition of Fast Ferries Holding Co.                   -             -           -          -          20,000            -
                                                    ---------    ----------   ---------   --------    ----------     ----------
Net loss for 1998                                           -             -           -          -             -     (1,114,187)

Balance at December 31, 1998                           70,000       350,000   3,250,795     32,508     3,809,138     (2,621,460)
Exercise of put option                                (70,000)     (350,000)          -          -             -              -
Payments for shares subscribed for                          -             -           -          -             -              -
Sale of shares for cash                                     -             -   1,480,000     14,800     1,350,200              -
Shares issued to noteholder in lieu of interest             -             -      50,000        500        99,500              -
Shares issued to Director for services rendered             -             -      55,000        550        54,450              -
Net loss for 1999                                           -             -           -          -             -     (2,522,911)
                                                    ---------    ----------   ---------   --------    ----------     ----------
Balance at December 31, 1999                                -    $        -   4,835,795   $ 48,358    $5,313,288    $(5,144,371)
                                                    =========    ==========   =========   ========    ==========    ===========

                                                                    Stock
                                                                Subscriptions
                                                                  Receivable           Total
                                                                -------------       ---------
Balance at December 31, 1996                                    $           -       $ 925,171
Issuance of shares in lieu of services                                      -         232,800
Issuance of shares upon the exercise of
  8,750 stock options of $4.00 pre share                                    -          35,000
Issuance of shares upon the acquisition of
  The Cigar Box, Inc.                                                       -         300,000
Sale of shares for cash                                                     -          93,750
                                                                -------------       ---------
Net loss for 1997                                                           -        (592,748)

Balance at December 31, 1997                                                -         993,973
Issuance of shares upon the acquisition of
  Fast Ferries Holding Co.                                                  -         972,900
Sales of shares for cash                                                    -          97,500
Stock subscription                                                   (250,000)              -
Value of 200,000 warrants issued pursuant to the
  acquisition of Fast Ferries Holding Co.                                   -          20,000
                                                                -------------       ---------
Net loss for 1998                                                           -      (1,114,187)

Balance at December 31, 1998                                         (250,000)        970,186
Exercise of put option                                                      -               -
Payments for shares subscribed for                                    250,000         250,000
Sale of shares for cash                                                     -       1,365,000
Shares issued to noteholder in lieu of interest                             -         100,000
Shares issued to Director for services rendered                             -          55,000
Net loss for 1999                                                           -      (2,522,911)
                                                                -------------       ---------
Balance at December 31, 1999                                    $           -       $ 217,275
                                                                =============       =========

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                       For the Years Ended
                                                                                                           December 31,
                                                                                                -------------------------------
                                                                                                    1999                1998
                                                                                                -----------         -----------
Cash flows from operating activities:
  Net loss continuing operations                                                                $(1,975,910)        $  (669,634)
                                                                                                -----------         -----------
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Minority interests                                                                              (11,071)                  -
    Depreciation                                                                                    899,197             222,626
    Amortization of goodwill                                                                         70,000              16,741
    Deferred compensation                                                                           (34,601)                909
    Amortization of imputed interest                                                                160,909              42,440
    Stock issued for service rendered                                                               200,000             288,721
    Deferred compensation                                                                                 -             137,236
    Increase (decrease) in cash flows as a result of
        changes in assets and liabilities acquired
        in a combination:
                                                                                                    (19,299)              9,826
      Inventories                                                                                    (9,915)             (1,057)
      Prepaid expenses and other current assets                                                     (71,649)            (68,657)
                                                                                                                        (20,346)
      Accounts payable                                                                              416,314             369,469
                                                                                                -----------         -----------
  Total adjustments                                                                               1,599,885             997,908
                                                                                                -----------         -----------
Net cash provide by (used in) operating activities
  of continuing operations                                                                         (376,025)            328,274
                                                                                                -----------         -----------
Cash flows from investing activities:
  Acquisition of property and equipment                                                             (90,312)                  -
  Cash paid for acquisition                                                                               -              (6,288)
                                                                                                -----------         -----------
Net cash used in investing activities                                                               (90,312)             (6,288)
                                                                                                -----------         -----------

Cash flows from financing activities:
  Proceeds from notes                                                                               635,116                   -
  Payments on puts                                                                                 (225,000)                  -
  Proceeds from stock subscription                                                                  250,000                   -
  Repayments of long-term debt                                                                     (896,666)           (197,448)
  Proceeds from issuance of common stock                                                          1,320,000              97,500
                                                                                                -----------         -----------
Net cash provided by financing activities
  of continuing operations                                                                        1,083,450             (99,948)
                                                                                                -----------         -----------
Net cash used in discontinued operations                                                           (581,761)           (297,177)
                                                                                                -----------         -----------
Net increase (decrease) in cash                                                                      35,352             (75,139)

Cash at beginning of year                                                                            62,605                 479

Cash acquired from acquisition                                                                            -             137,266
                                                                                                -----------         -----------
Cash at end of year                                                                             $    97,957         $    62,606
                                                                                                ===========         ===========

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES


                                                                                             For the Years Ended
                                                                                                   December 31,
                                                                                      --------------------------------
                                                                                          1999                  1998
                                                                                      ----------           -----------
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the year:
    Interest                                                                          $1,312,826            $   25,606
                                                                                      ==========            ==========
    Income taxes                                                                      $    1,323            $    1,014

Supplemental Schedules of Noncash Activities:

  Stock issued for business acquisition:
    Common stock                                                                      $        -            $  300,000
                                                                                      ==========            ==========
    Redeemable common stock                                                           $        -            $        -
                                                                                      ==========            ==========
  Stock issued in lieu of cash for service rendered                                   $        -            $        -
                                                                                      ==========            ==========

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999



NOTE 1 -  REALIZATION OF ASSETS - GOING CONCERN.

               The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Lighthouse Landings, Inc. (the "Company") has sustained substantial losses for the years ended December 31, 1999 and 1998. In addition, the accompanying consolidated balance sheet as at December 31, 1999 reflects negative working capital of $3,306,9831 and tangible net capital deficiency of $761,122.

               Future viability of the Company is dependent upon the Company's obtaining additional Capital Funding. During 1999, the Company arranged private placements of 1,550,000 shares for net proceeds $1,530,000 and short term loans in the amount of $700,000 to provide funds for certain obligations and ongoing operations. The Company is in negotiations for further equity and debt funding.

               The Company currently operates a commuter ferry service from Highlands, NJ. to and from Manhattan, and is pursuing the establishment of other routes in the Greater New York City area. In November 1999, the Company completed negotiations and executed a lease for a property in Stamford, CT as a base for fast ferry service to and from Manhattan and LaGuardia airport. The site requires improvements and governmental approvals. The Company is proceeding with preparations for establishing ferry service, and expects to be able to commence service in the spring of 2001. Initially, it is expected that service will be provided by a vessel on a short-term charter; the Company is proceeding with plans for construction and financing of two vessels specifically to meet the needs of the Stamford service.

               During the latter half of 1998 and during 1999, the Company assessed its strategic direction and concluded that focusing on the commuter ferry business would provide the greatest return on assets. Accordingly, the Company is pursuing the divestiture of non-core assets- i.e. the marina/restaurant property and the retail cigar business. The carrying value of the related net assets have therefore been reclassified as "Assets held for sale" on the consolidated balance sheet.

               It is management's opinion that the funds to be raised by the stock sales and borrowings plus the funds anticipated to be raised through the sale of the real estate will be sufficient to meet the Company's obligations as they become due.

               The conditions previously mentioned raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

          (a)  Description of Business:

               The Company was incorporated in New Jersey in 1993 and is in the commuter ferry business. The Company currently operates a commuter ferry service from Highlands, New Jersey to and from Manhattan, and is pursuing the establishment of other routes in the Greater New York City metropolitan area.


          (b)  Principles of Consolidation:

               The consolidated financial statements include the accounts of Lighthouse Landings, Inc. and its two subsidiaries, Fast Ferries Ferry Holding Corp. and the Cigar Box, Inc. Inclusion of the results of subsidiary companies' operations is on the "Purchase" method, from the dates of their respective acquisition. All significant intercompany balances and transactions have been eliminated in consolidation. Recognition of the interest of minority stockholders in Fast Ferries Holding Corp. is provided for in the accounts. As discussed more thoroughly in Note 3, the Cigar Box, Inc. subsidiary is presented as a discontinued operation.


          (c)  Change of Accounting Period:

               The Company has changed its April 30 fiscal year end to December 31st. Accordingly, the accompanying consolidated financial statements reflect balance sheets as of December 31, 1999 and 1998 and the results of operations cash flows and stockholders equity for the years then ended.


          (d)  Inventories:

               Inventories which consist entirely of finished goods, are stated at the lower of cost or market on the first-in, first-out method.


          (e)  Property and Equipment:

               Property and equipment is recorded at cost. The cost of the ferries obtained through the Fast Ferries Holding Corp. acquisition in December 1998 has been determined as an allocation of the purchase price of the business acquired based upon an appraisal. Depreciation is computed using the straight-line method. Depreciation on equipment, including the ferries, is calculated principally over fifteen years.

               Expenditures which substantially increase estimated useful lives are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are sold or otherwise disposed of, their costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in the operations statement.

         (f)  Goodwill:

              Goodwill arising from acquisitions initially represents the excess of the purchase cost over the fair value of identifiable assets less identifiable liabilities. Goodwill is reviewed on an ongoing basis to determine that the value has not been impaired; in 1999 it was determined that the value of the goodwill arising from the purchase of The Cigar Box, Inc. has been impaired and accordingly the remaining unamortized goodwill of $198,654 has been written off to discontinued operations during 1999. The goodwill arising from the acquisition of Fast Ferries Holding Corp. and its wholly owned subsidiaries aggregating $1,344,415 is being amortized over 15 years. Amortization of goodwill charged to operations was $70,000 in 1999 and $16,741 in 1998.


         (g)  Revenue Recognition:

              Revenue is recognized when earned. The Company's ferry business sells the majority of commuter tickets in advance of use. Accordingly, the Company determines the unused portion of ticket sales and defers that value to future periods. Deferred income aggregated $68,765 and $46,566 at December 31, 1999 and 1998, respectively.


         (h)  Income Taxes:

              The Company has incurred losses for income taxes purposes aggregating approximately $9,600,000 through December 31, 1999 and, accordingly, has not recorded any income tax expense. As there is not sufficient certainty of future taxable income, the deferred tax asset arising from the potential carry forward of tax losses has been offset by a reserve in a like amount and consequently no deferred tax asset is reflected in the accompanying financial statements.

              The net operating loss carryforwards at December 31, 1999 expire as follows:

                           2009                  $   62,000
                           2010                     107,000
                           2011                      93,000
                           2012                   3,650,000
                           2013                   2,448,000
                           2018                     786,000
                           2019                   2,454,000
                                                 ----------

                                                 $9,600,000
                                                 ==========

              The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate ownership change. The NY Fast Ferry Group's ability to utilize its operating loss carryforwards is limited following a change in ownership in excess of fifty percentage points in any three year period. The effects, if any, of the change in ownership are not reflected in the foregoing table.

              A reconciliation of the statutory income tax effect rate is as follows:


                                                          For the Years Ended December
                                             --------------------------------------------------------
                                                       1999                          1998
                                             -------------------------     --------------------------

     Federal statutory rate                  $ (857,000)         (34.0%)   $   (369,000)        (34.0%)
     Non-deductible portion of:
         Goodwill                              (200,000)          (8.0)          92,000           8.4
         Minority share in loss
           of subsidiary                         11,000              -           42,000          (3.8)
     Reserve for net operating loss
         carryforward tax asset               1,046,000           42.0          235,000          29.4
                                             ----------       --------     ------------       -------
                                             $        -              -                -             -
                                             ==========       ========     ============       =======

         (i)  Impairment of Long-lived Asset:

              The Company accounts for impairment of long-lived assets accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairments of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which was issued in March 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Due to significant loss incurred during 1999, the Company evaluated its long-term assets which as at December 31, 1999 were comprised of two (2) ferries with a book value of 12,288,880 and goodwill on the acquisition of the Fast Ferries Holding Corp. with a book value of $1,127,433. Based upon an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life, it was determined that there was no impairment in either the net book value of the ferries or the goodwill.


         (j)  Use of Estimates:

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         (k)  Concentrations of Credit Risk:

              Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit.


         (l)  Per Share Data:

              Net loss per common share for 1999 and 1988 has been computed based upon the weighted average number of common shares outstanding. The assumed exercise of options and warrants were not considered in the computation in either year due to their anti-dilutive effect. Fully dilutive per share data is not included because the assumed exercise of the common stock equivalents in both years is anti-dilutive.



NOTE 3 - DISCONTINUED OPERATIONS.

              On October 28, 1999, the Company adopted a plan to sell its real estate and retail/wholesale segments. Accordingly both segments have been accounted for as discontinued operations in the accompanying consolidated financial statements for both 1999 and 1998. The net assets to be disposed of as of December 31, 1999 aggregating $32,582 consists of real estate and are recorded as current assets in the accompanying consolidated balance sheet under the caption "Assets held for resale". Management expects the real estate to be sold in late 2000.

              The estimated loss on disposal of the discontinued operations in 1999 of $593,815 represents: a write-off of the goodwill on The Cigar Box, Inc. of $198,654; and a provision of $193,000 for expected losses during the phase out period. Net sales of the retail segment for 1999 and 1998 were $75,994 and $184,840, respectively. There were no revenues from the real estate segment during 1999 and 1998.

               The net assets of discontinued operations, which have been segregated in the accompanying balance sheets are summarized as follows:

                                                                      December 31,
                                                            -----------------------------
                                                                 1999             1998
                                                            ------------      -----------
Assets:
  Cash                                                      $          -      $     1,189
  Inventory                                                            -           42,187
  Prepaid expenses                                                     -              100
  Property and equipment, net of
    accumulated depreciation                                     974,359          968,108
  Goodwill                                                             -          194,913
                                                            ------------      -----------
                                                                 974,359        1,206,497
                                                            ------------      -----------

Liabilities:
  Accounts payable                                               155,704           52,684
  Secured mortgage payable                                       443,485          157,288
  Accrued real estate taxes                                      342,588          272,760
                                                            ------------      -----------
                                                                 941,777          482,732
                                                            ------------      -----------

Net assets of discontinued operations                       $     32,582      $   723,765
                                                            ============      ===========


NOTE 4 -  PROPERTY AND EQUIPMENT.

               Property and equipment is summarized as follows:


                                                                      December 31,
                                                            -----------------------------
                                                                 1999             1998
                                                            ------------      -----------
Continuing:
  Ferries                                                   $ 13,300,000      $13,300,000
  Computers and office equipment                                  38,887           29,502
  Furniture and fixtures                                         106,244           25,437
                                                            ------------      -----------
                                                              13,445,131       13,354,939
  Less:  Accumulated depreciation                              1,156,251          251,414
                                                            ============      ===========
                                                            $ 12,288,880      $13,103,525
                                                            ============      ===========


Discontinued operations:
  Land and buildings                                        $    931,181      $   918,680
  Furniture and fixtures                                          62,260           62,260
                                                            ------------      -----------
                                                                 993,441          980,940
  Less:  Accumulated depreciation                                 19,082           12,832
                                                            ------------      -----------
                                                            $    974,359      $   968,108
                                                            ============      ===========

NOTE 5 -  ACQUISITIONS.

          (a)  The Cigar Box, Inc.:

               On December 2, 1997, the Company acquired all of the outstanding stock of The Cigar Box, Inc., a cigar and accessories store. The Company purchased The Cigar Box, Inc. by the issuance of 75,000 shares of Company stock at a value of $4.00 per share. Upon acquisition, the Company commenced a plan to curtail its wholesale activity and concentrate on retail activities. As the segment incurred significant losses, management discontinued the segment.

               Reference is made to Note 3 regarding discontinence of this subsidiary.


          (b)  Fast Ferry Holdings Corp.:

               On October 6, 1998, the Company acquired 80% of the outstanding stock of Fast Ferry Holding Corp. and its wholly owned subsidiaries, New York Fast Ferry Services, Inc. Fast Ferry I, Inc. and Fast Ferry II, Inc. (the NYFF Group). The NYFF Group owns two vessels the M/V "Finest", and the M/V "Bravest" and is in the business of operating high speed commuter ferry services in the greater New York City harbor area. The NYFF Group was acquired by the issuance of 454,545 shares of the Company's stock at a value of $2.53 per share. Of the 454,545 shares issued, 70,000 shares were subject to a put option. Such agreement allowed 2 of the 3 selling shareholders to sell back to the Company an aggregate of 70,000 shares at a price of $5.00 per share.

               As at December 31, 1999, the 70,000 shares subject to the put option were not treated as equity, but rather as a liability under the caption "Redeemable Common Stock" in the amount of $350,000 (70,000 @ $2.53). During March 1999 the puts were exercised and the Company redeemed and retired the 70,000 shares. At December 31, 1999, the Company is still indebted to the selling stockholders in the amount of $125,000. Such amount is due in 2000 and bears interest at 10% per annum. The selling shareholders are holding the remaining 25,000 unpaid shares as security for the obligation.

               The acquisition has been accounted for as a purchase.

          (b)  Fast Ferry Holdings Corp.:

               The assets acquired and the liabilities assumed in connection with the aforementioned acquisition of the NY Fast Ferry group is as follows:

    Fair value of identifiable assets acquired                   $13,475,700
    Fair value of liabilities assumed                             13,261,280
                                                                 -----------
    Net fair value of net assets acquired                            214,420

    Purchase cost:
      454,545 shares issued at $2.53                $1,150,000
      Legal and accounting fees                        105,696
                                                    ----------

    Total purchase cost                                            1,255,696
                                                                 -----------

    Excess over net identifiable assets (goodwill)               $ 1,041,276
                                                                 ===========



               The unaudited consolidated results of operations for 1998, on a pro forma basis, as if the NY Fast Ferry Group had been acquired on January 1, 1998 are as follows:


               Net sales                           $ 1,488,750
               Costs and expenses - net              3,488,750
                                                   -----------

               Loss from continuing operations      (1,654,635)
               Loss from discontinued operations      (416,553)
                                                   -----------

               Net loss                            $(2,071,188)
                                                   ===========

NOTE 6 -  REAL ESTATE TAXES PAYABLE.

               Real estate taxes liens have been recorded by local governmental authorities because of non-payment of said property taxes arising from a dispute over property tax valuations. The Company is currently attempting to resolve the dispute. Such real estate tax liability is presented as reduction of the related real estate and aggregated $342,588 and $272,760 at December 31, 1999 and 1998, respectively. In addition $50,000 has been accrued through the estimated disposal date.

NOTE 7 -  MORTGAGE NOTES PAYABLE.

               At December 31, 1999, the following mortgage notes payable have been applied as a reduction of the real estate held for resale:




                                                                                                       December 31,
                                                                                                --------------------------
                                                                                                   1999           1998
                                                                                                -----------     ----------
Mortgage on property, secured by a first mortgage
  subject to the tax lien referred to in Note 7,
  payable on demand, including interest at 20%.                                                 $    58,267     $  157,288

Mortgage on property, secured by a second
  mortgage (subject to the tax lien referred to
  in Note 7 and the first mortgage referred to
  in Note 8(a)), and a personal guarantee of
  the Company's President; payable in monthly
  installments (applied firstly to interest) of
  $15,000 from January 10, 2000 through
  May 10, 2000, and three equal monthly
  payments equal to one-third of the balance
  outstanding on June 10, 2000,  commencing
  June 10, 2000.  The loan carries interest at
  18%; as added inducement to enter into the
  loan, the lender received 50,000 shares of
  common stock.                                                                                     180,023              -

Mortgage on property, secured by a second
  mortgage (subject to the tax lien referred to
  in Note 7(d) and the first mortgage referred to
  in Note 8(c).  The loan carries interest at 6%.                                                   205,195              -

Insurance finance agreement due in monthly
  installments of $8,274 including interest.                                                              -         49,779
                                                                                                -----------     ----------

                                                                                                    443,485        207,067

Less:  Amount applied as reduction of the real
         estate held for resale (see Note 3)                                                        443,485        157,288
                                                                                                -----------     ----------

                                                                                                $         -     $   49,779
                                                                                                ===========     ==========



NOTE 8 -  LONG-TERM DEBT.

               Long-term debt is as follows:

                                                                                                         December 31,
                                                                                            ---------------------------------
                                                                                               1999                  1998
                                                                                            -----------          -----------
(a)    Secured obligations:
       Preferred ship mortgage note payable, secured
         by the vessel "Finest" due in monthly install-
         ments of $61,875 through March 10, 1999,
         and $56,719 through September 10, 2005,
         including interest at 9.25% per annum, with a
         final payment of $3,626,691 due October 10,
         2005                                                                               $ 5,156,274          $ 5,308,158

       Preferred ship mortgage note payable, secured
         by the vessel "Bravest" due in monthly install-
         ments of $59,063 through March 10, 1999 and
         $56,719 through September 10, 2005, including
         interest at 9.25% per annum, with a final payment
         of $3,572,971 due October 10, 2005.                                                  5,127,461            5,276,094

       Note payable, secured by the vessel "Finest"
         and "Bravest", payable in fifteen monthly
         installments of $15,000 commencing in
         February 1999, plus a $45,000 payment in
         January, 1999, payments of $343,333 on each
         of May 1, 1999, October 1, 1999 and March 1,
         2000 and a final payment of $934,319 on
         December 10, 2000.  The note carries no
         interest.  The payments have been discounted
         to net present value at December 31, 1999
         using a discount rate of 9.25%.                                                      1,254,913            1,994,670
       Other                                                                                          -                5,355
                                                                                            -----------          -----------
                                                                                             11,538,648           12,584,277

(b)    Unsecured obligation:
       Note payable in the amount of $400,000 including
         accrued interest of $16,324.  The note is due in
         two installments of $100,000 each on March 15,
         2000 and July 15, 2000.  The final payment of
         $200 is due on January 15, 2001.  The notes bear
         interest at 10% per annum.                                                             416,324                    -
                                                                                            -----------          -----------
                                                                                             11,954,972           12,584,277
       Portion due within one year                                                            1,981,100            1,282,822
                                                                                            -----------          -----------

       Long-term debt - less current maturities                                             $ 9,973,872          $11,301,455
                                                                                            ===========          ===========

         (c) The two first mortgages on the ships and note payable are secured through:

                 (i) cross collateralization agreements; (ii) assignments of charter agreements and other personal property, (iii) a pledge of a potential receivable arising from a lawsuit against the City of New York and (iv) a Company guarantee.

                 Reference is made to Note 9(c)(ii) regarding warrants issued to the noteholder.

                 The secured debt obligations mature as follows:

                           2000                     $ 1,981,100
                           2001                         668,352
                           2002                         513,559
                           2003                         563,130
                           2004                         617,485
                        Thereafter                    7,611,346
                                                    -----------

                                                    $11,954,972
                                                    ===========

NOTE 9 - CAPITAL STOCK.

         (a)  Stock Issued for Consideration Other Than Cash:

                 On October 5, 1998, the Company issued 454,545 common shares valued at $2.53 per share (the market value at time of sale) for 80% of the outstanding stock of Fast Ferry Holding Corp (see Note 5 ii).

                 Pursuant to the provisions of a note payable obligation entered into in June 1999, the Company issued 50,000 shares of its common stock in lieu of interest (see Note 7).

                 During 1999, the Company issued 55,000 shares to a Director for legal services valued at $55,000.


         (b)  Stock Issued for Cash:

                 During 1998, the Company sold 30,000 shares of its common stock for $97,500. During 1999, the Company sold 1,480,000 shares of its common stock for $1,365,000.

         (c)  Stock Subscriptions Receivable:

              During 1998, 100,000 common shares were subscribed for at a price of $2.50 per share. The aggregate amount of the subscription of $250,000 is treated as a reduction of stockholders' equity in the accompanying 1998 consolidated balance sheet. The subscription was paid in full in October 1999.



NOTE 10 -  STOCK OPTIONS AND WARRANTS.

              A Summary of activity related to non-qualifying stock options and warrants granted by the Company is as follows:

                                                                 Exercise Price
                                          Options     Warrants     Per Share
                                          -------    ---------   --------------

     Outstanding at December 31, 1997      47,500            -       $4.00
     Granted during 1998                   10,000      200,000   $1.88 to $2.60
     Expired in 1997                      (47,500)           -       $4.00
                                          -------    ---------

     Outstanding at December 31, 1998      10,000      200,000   $1.88 to $2.60
     Granted during 1999                  460,000    1,280,000   $1.00 to $1.50
                                          -------    ---------

     Outstanding at December 31, 1999     470,000    1,480,000   $1.88 to $2.60
                                          =======    =========


         (a)  Stock Options Granted in 1998:

              Pursuant to a consulting agreement entered into on September 1, 1997, the Company agreed to issue options to purchase up to an aggregate of 56,250 shares of its common stock at $4.00 per share. In 1997, 8,750 options were exercised at $4.00 and the remaining 47,500 expired in 1998 (see Note 9(a)).

              The Company granted an option to a employee/stockholder to purchase 10,000 shares at a price of $1.88 per share. Such option is exercisable through October 6, 2000.


         (b)  Stock Options Granted in 1999:

              The Company granted an option to a stockholder to purchase 10,000 shares at a price of $1.50 per share. Such option is exercisable through October 6, 2001.

              In October 1999, the Company's President was granted options to purchase $200,000 shares exercisable at $1.00 per share through October 6, 2001. Such options were granted for his guaranteeing and securitising are obligations of the Company.

               Also in October two Directors received options to purchase an aggregate of 250,000 common shares exercisable at $1.00 per share through October 6, 2001.

               Assuming the fair market value of the stock at the date of grant to be equal to option exercise price, the life of the options to be from 1.3 years to 2 years the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $8,052 and $2,013 for the years ended December 31, 1999 and 1998, respectively, as calculated by the Black-Scholes option pricing model. As such, proforma net loss and loss per share would be as follows:


                                                     For the Years Ended
                                                          December 31,
                                                  --------------------------
                                                      1999           1998
                                                  -----------    -----------

               Net loss as reported               $(2,522,911)   $(1,114,187)

               Additional compensation                  8,052              -
                                                  -----------    -----------
               Adjusted net loss                   (2,530,963)    (1,114,187)
                                                  ===========    ===========

               Loss per share as reported         $      (.70)   $      (.39)
                                                  ===========    ===========

               Adjusted loss per share            $      (.70)   $      (.39)
                                                  ===========    ===========

          (c)  Warrants:

               (i)  Warrants Granted in 1998:

                    In connection with the Company's refinancing (Note 6), on
               October 5, 1998, the Company granted the noteholder warrants to purchase 200,000 shares of its common stock at $2.60 per share, the market value at time of grant. Such warrants were granted pursuant to the refinancing of the two ferries owned by the NYFF Group. The warrants are exercisable through March 16, 2004. Management has put a $.10 value on the warrants. Accordingly, deferred interest expense of $20,000 has been recorded at December 31, 1998 and amortization of $4,000 and $909 has been amortized to interest expense during 1999 and 1998, respectively.

               (ii) Warrants Granted in 1999:

                    As an inducement to purchase shares of the Company's common stock, warrants to purchase 1,280,000 shares were granted to individuals who purchased stock in 1999. The warrants are exercisable at various times through November 2004 at prices ranging from $1.03 to $2.07.

NOTE 11 -  COMMITMENTS AND CONTINGENCIES.

           (a)  Leases:


           (i) The Company and its subsidiaries have a number of operating lease agreements involving office and retail store space, and office equipment. These leases are non-cancelable and expire on various dates through December 2, 2001. Annual payments under these lease agreements amount to approximately $25,000.

           (ii) The NYFF Group operates from leased property in Highlands, NJ (the Aragon site). The lease is for five years, and commenced May 1998. Lease payments are dependent on daily passenger volume using the leased property, and averaged approximately $24,250 per month during 1999. At the passenger volume using the Aragon site increases, the lease payments will increase proportionately. In addition, the NYFF Group rents other facilities on short-term leases. Rents under the short-term leases aggregate approximately $2,500 per month.

           (iii) In November 1999, the Company completed negotiations to lease a property in Stamford, CT as a base for ferry service to and from Manhattan and LaGuardia Airport. Subject to the approval process outlined in Note 1, the lease will have an initial term of five years, with payments commencing in March 2000 at $8,333 per month.


           (b)  Employment Contracts:

                  The Company has entered into an employment agreement with its executive officer Anthony Cappaze. The agreement provide for a salary of $75,000 each year, through April 30, 1998 and $100,000 each year thereafter.

                  The NYFF Group has entered into an employment contract with its President which provides for a salary of $90,000 each year through October 4, 2003. Pursuant to the contract, the President was also granted an option to purchase 10,000 shares of the Company's common stock.


           (c)  Litigation:

                  The NY Fast Ferry Group had initiated a suit alleging breach of contract against the City of New York. Fifty percent (50%) of the proceeds, if any, is pledged to the original stockholders of The NY Fast Ferry Group and the remaining (50%) to the first mortgage holder as a pledge of collateral against amounts owing to them pursuant to notes payable referred to in Note 7.

NOTE 12 -  SUBSEQUENT EVENTS.

           (a)  Stock Sales and Warrants Granted:

                During the period from January 17, 2000 through March 1, 2000, the Company sold 190,000 shares of its common stock to the public at a price of $1.00 per share. For each share of stock purchased the Company granted to the purchaser a warrant exercisable for one year at $1.25 per share.

                During the period from March 10, 2000 through March 17, 2000, the Company sold 325,000 shares of its common stock to the public at a price of $.50 per share. For each share of stock purchased the Company granted to the purchaser a warrant exercisable up to 2 years at $1.00 per share.


           (b)  Bridge Loan:

                On March 11, 2000, the Company received proceeds of a bridge loan in the amount of $1,000,0000. The loan bears interest at 10% per annum payable quarterly and is payable nine months from issuance. To obtain the loan, the Company paid a finders fee consisting of 250,000 shares of unregistered commons stock with on-demand registration and unlimited piggyback rights.

                The loan may be repaid anytime within nine months of issuance, however, the loan must be repaid out of the proceeds of a financing greater than $2,000,000. Initially the loan is convertible into common stock at $1.50 per share. In the event the loan is not redeemed in full within nine months from issuance, the loan is in default, and becomes convertible at $1.00 per share for the first 90 days of the default period and is further reduced to $.50 thereafter. In addition, in the event of default, the Company must issue 50,000 warrants exercisable at $.25 per share for each 30 days period until repaid.

                                 EXHIBIT INDEX

3.1     Certificate of Incorporation, as amended.*

3.2     Bylaws.*

10.1 Stock Purchase Agreement dated 9/9/98 for acquisition of Fast Ferry Holding Corp.*

10.2    Lease Agreement dated 3/30/98 for Aragon Marina.*

10.3    Lease Agreement dated October 1999 for Stamford Property Marina.*

10.4    Letter of Intent for vessel construction.  Filed herewith.

21.1    Subsidiaries of the Registrant.*

27.1    Financial Data Schedule.  Filed herewith.

__________
* Incorporated by reference from the Company's Registration Statement on Form 10-SB, file No. 0-29205.