Form 10KSB/A
period 1999-12-31
LIGHTHOUSE LANDINGS INC
filed 2000-04-20
CIK 1022360

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              FORM 10-KSB/A No. 1

     (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                            -----------------

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO
          _________.

     Commission File Number:  0-29205
                              -------


                           Lighthouse Landings, Inc.
                           -------------------------
                (Name of small business issuer in its charter)


                  New Jersey                             22-3241823
        ------------------------------              -------------------
        State or other jurisdiction of               (I.R. S. Employer
        incorporation or organization               Identification No.)


       195 Fairfield Avenue, Suite 3C, West Caldwell, New Jersey  07006
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [X]    No [_]

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

Transitional Small Business Disclosure Format (check one):     Yes [_]    No [X]

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

     Before ferry service can begin, certain site improvements must be completed on the Stamford Property. The Company expects the refurbishment to be completed within approximately 120 days from the time construction begins. The Stamford site has been zoned for parking and the Company has received oral assurances from the local authorities that it can operate fast ferry service from this site. The Company will commence operation of fast ferry service as soon as possible upon completion of the site refurbishment, upon obtaining the necessary Connecticut state permits and delivery of the temporary vessel. The Company retained an engineering firm in Stamford to handle all permits and site plans. The Company plans to begin operations at the Stamford site in the fourth quarter of Fall 2000 and will have approximately 600 parking spaces.

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

     The Property is subject to a first mortgage and note with an outstanding balance of $58,262. The Property is also subject to a second mortgage lien related to a note payable to Ashley North Fairfield, Inc. ("ANF Note"). The current outstanding balance of the ANF Note is $205,195 with an annual interest rate of 18%. The Company makes monthly principal and interest payments in the amount of $10,000 through December 1999 and $15,000 through May 10, 2000. On June 10, 2000 any outstanding balance will be due in full provided that if the Company makes a principal payment equal to one half of the outstanding principal balance, the due date for the remaining one half will be extended 90 days. The Company is currently negotiating with ANF to reduce the amount of the monthly payment and extend the date when the balance of the note will due in full. The Property is also subject to real estate tax liens due to the non-payment of property taxes arising from a dispute over property tax valuations. The Company is currently attempting to resolve the dispute.

     The total sum due and outstanding on all tax liens as of December 31, 1999 is approximately $340,000. This amount includes principal and interest. The lien holder cannot proceed with foreclosure for a period of two years after the purchase of the liens. After the two year period, a foreclosure complaint can be filed which would afford the Company an approximate three to six month period to satisfy the liens. As of this date, foreclosure papers have not been filed, nor has there been a threat of foreclosure.

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

OTC Market


                     Calendar                High Bid Price                     Low Bid Price
                     --------                --------------                     -------------
1999               4th Quarter               $    3.50                          $    1.50
                   3rd Quarter                   5.3125                             1.625
                   2nd Quarter                    4.00                               1.50
                   1st Quarter                    4.75                               2.00

1998               4th Quarter               $   2.875                          $    1.25
                   3rd Quarter                    4.50                               2.00
                   2nd Quarter                   5.375                               2.25
                   1st Quarter                    5.25                               3.50

1997               4th Quarter                $  6.625                          $    2.75
                   3rd Quarter                    6.50                              3.125
                   2nd Quarter                    6.00                               2.00
                   1st Quarter                     *                                  *

*  Trading did not commence until 2nd Quarter.

     The closing bid price of the Common Stock on the OTC Bulletin Board on April 12, 2000, was $2.00 per share.

Holders.
-------

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

     In October 1998 the Company granted an option to purchase 10,000 shares of common stock to John Koenig, a shareholder of the Company, as part of his employment agreement. The option is exercisable at $1.50 per share until October 6, 2001. The transaction was exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

     In June 1999, the Company entered into a loan agreement with Ashley North, Inc., and in connection with that loan, issued a promissory note and 25,000 shares of its common stock in June 1999 and an additional 25,000 shares in December 1999. The transaction was exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

     In June 1999, the Company issued 100,000 shares of its common stock to an accredited investor for $50,000. The transaction was eempt under Section 4(2) of the Act.

     In July 1999, the Company issued a $200,000 promissory note, and warrants to purchase 200,000 shares of common stock at $1.00 per share exercisable for three years, for a $200,000 investment by an accredited investor. The note is convertible to common stock at the option of the holder. The transaction was exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

     In September 1999, a consultant purchased 50,000 shares of common stock at a price of $0.10 per share in a transaction exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

     In October 1999, the Company issued, as a bonus to an employee, warrants to purchase 5,000 shares of common stock at $1.00 per share, exercisable for one year.

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

     The Company also issued 150,000 shares of common stock for gross proceeds of $150,000. The investors, all accredited, also received warrants to purchase an aggregate of 150,000 shares of common stock, exercisable at $1.25 per share for one year. Aggregate commissions of $15,000 were paid on this portion of the offering. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506 promulgated thereunder. The month of the issuance, the investors' names, and the shares issued are as follows:

     Stock issued in October 1999:

                                                   Number of Shares
               Name                                  and Warrants
               ----                                ----------------
               Joseph Roselle                           50,000

               Anthony R. Mautone                       15,000

               Christopher Colasanti                    15,000

               Michael Hunt                             15,000

                                                   Number of Shares
               Name                                  and Warrants
               ----                                ----------------
               Vincent Bonomo                             7,500

               Catherine Bonomo                           7,500

     Stock issued in November 1999:

                                                   Number of Shares
               Name                                  and Warrants
               ----                                ----------------
               Dennis Mautone                            15,000

               Joseph Capozza                            12,500

               Daniel Coiro                              12,500

     In January 2000, the Company sold 97,500 shares of common stock at $1.00 per share, less a finder's fee of $5,000, and an equal number of warrants good for purchasing shares of common stock for $1.25 per share, exercisable for one year, to the following accredited investors:

                                                   Number of Shares
               Name                                  and Warrants
               ----                                ----------------
               Joseph Pontoriero                         25,000

               Anthony R. Mautone                        15,000

               Joseph Capozza                            25,000

               Daniel Coiro                              25,000

               Andrew Scott                              25,000

     The offering was conducted in reliance on Section 4(2) of the Act. No commissions or finder's fees were paid on the transactions.

     In February 2000, the Company sold 50,000 shares of common stock at $1.00 per share, and an equal number of warrants good for purchasing shares of common stock at $1.25 per share, exercisable for one year, to the following accredited investors:

                                                        Number of Shares
               Name                                       and Warrants
               ----                                     ----------------
               Arthur Anastasia and David Del Monaco          10,000

               Trebor Trading & Investment Limited            25,000

                                                        Number of Shares
               Name                                       and Warrants
               ----                                     ----------------
               Andrew Scott                                    5,000

               John Gluszak                                   10,000

     The offering was conducted in reliance on Section 4(2) of the Act.

     In March 2000, the Company sold 450,000 shares of common stock at $0.50 per share, and an equal number of warrants good for purchasing shares of common stock at $1.00 per share, exercisable for two years, to the following accredited investors:

                                                   Number of Shares
               Name                                  and Warrants
               ----                                ----------------
               Joseph Roselle                           150,000

               Joseph Giamanco                          150,000

               Gary Herman                              150,000

     In March 2000, the Company sold 25,000 shares of common stock at $0.50 per share, and an equal number of warrants good for purchasing common stock at $1.25 per share, exercisable for one year, to Trebor Trading & Investment Limited, an accredited investor. The offering was conducted in reliance on Section 4(2) of the Act.

     In March 2000, the Company issued 10,000 shares of its common stock to Fred Ferguson and 2,000 shares to William Mills, both accredited investors, at $1.00 per share, with an equal number of warrants at $1.00 per share, exercisable for one year. The offering was conducted in reliance on Section 4(2) of the Act.


     In March 2000, the Company issued 125,000 shares of its common stock to The Orbiter Fund and 125,000 shares to The Viator Fund, both accredited investors, in consideration of a $1,000,000 bridge loan to the Company. Capital Research, which acted as the broker in the transaction, received 27,500 shares. The offering was conducted in reliance on Section 4(2) of the Act.


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

Comparison of the Year Ended December 31, 1999 vs. December 31, 1998

     Consolidated revenues for the twelve month period ended December 31, 1999 totaled $3,285,978 and were comprised of $2,214,884, or 67%, from passenger tickets from the NY Fast Ferry service operating from Highlands(NJ), $789,859, or 24%, from the charter of the M/V Finest to the Massachusetts Steamship Authority, which terminated in October 1999, and about $281,000, or 9%, from excursion trips and galley sales. During the twelve months ended December 31, 1999, the Company ran a total of 1,198 revenue trips from its Highlands (NJ) site at a 47% load factor. The ferry service ran over 98% of its scheduled trips, missing only a single trip due to weather conditions or the condition of the vessels. As the Company acquired the NY Fast Ferry operation in October 1998, the consolidated revenues generated in the period of the prior year under review reflect only three months of operations of the ferry service, which totaled $681,167. Of the revenues, about $438,000, or 64%, was attributable to passenger tickets sales, $217,500, or 32%, was attributable to the charter of the M/V Finest, and $25,675, or 4%, was generated from excursion trips and galley sales.

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

     The Company also has a line of credit with an outstanding balance at December 31, 1999 of $1,254,913 with the same financial institution that holds the preferred ship mortgages. The line of credit, secured by the M/V Finest and the M/V Bravest, requires monthly payments of $15,000 through April 10, 2000, plus principle payments of $45,000 paid in January 1999 and $343,333 paid on May 1, 1999 and October 1, 1999, and remaining payments of $343,333 on March 1, 2000, and a final payment of $934,319 on December 10, 2000. The note carries no interest, but has been discounted to a net present value using a discount rate of 9.25% per annum. These two preferred ship mortgages and the line of credit are further secured by cross collateralization agreements, assignment of personal property, a pledge of a potential receivable arising out of a lawsuit against the City of New York, and a Company guarantee. Moreover, the financial institution was granted warrants to purchase 200,000 shares of Company stock at $2.60 per share exercisable through March 16, 2004. As of this date the Company is in final stages of negotiations with respect to the December 2000 payment in excess of $900,000 and expects to restructure that payment in a more favorable manner for the Company. All payments are current.

     In May 1999, the Company obtained financing in the net amount of $300,000 from an unrelated third party that is secured by a second mortgage on the Property located on the Shrewsbury River, Highlands, NJ, subject to a real estate tax lien, and by a personal guarantee of a major shareholder. The note carries an annual interest rate of 18% and is payable in monthly installments, applied first to interest, as follows: from July 10, 1999 through December 10, 1999, $10,000 per month; from January 10, 2000 through May 10, 2000, $15,000 per month; and commencing June 10, 2000, three monthly installments each equal to one-third of the outstanding balance on June 10, 2000. As an inducement to enter into the loan, the Company issued the lender 25,000 shares of restricted common stock, and if the loan was not prepaid by December 11, 1999, the lender was entitled to an additional 25,000 restricted shares. The loan was not prepaid by December 11, 1999, so the lender received the additional shares. All payments are current.

     In the twelve months ended December 31, 1999, the Company had raised proceeds of $1,615,000 through the private subscription of the Company's common stock and the exercise of certain warrants.

     The Company, as of December 31, 1999, had a working capital deficiency of $3,259,245. Furthermore, in the planned development of its commercial operations, the Company's combined losses are expected to continue as the Company divests its non-core assets and operations and commences ferry service at other sites and until each of such sites become fully operational. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to continue to obtain adequate financing and/or to successfully expand its ferry operations. Additionally, capital expenditures to improve and expand its landside ferry facilities and acquire fast ferry vessels will require significant funding.

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

Subsequent Events.
-----------------

     In the first quarter of 2000, the Company successfully raised a net of approximately $390,000 in equity funding through private placements with accredited investors of 634,500 shares with warrants for the purchase of an additional 634,500 shares of common stock at $1.00 to $1.25 per share exercisable for one year from date of issuance. The Company also issued 250,000 shares of common stock to two investment funds in consideration of a $1,000,000 bridge loan to the Company. The

Company issued 27,500 shares of common stock to a broker on that transaction.

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

Item 7.   Financial Statements and Supplementary Data

     See Financial Statements and Supplementary Data following the signature
     ---
page of this Form 10-KSB.

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


     Anthony Colasanti is currently the only member of the Company's Audit Committee.

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

                                      SUMMARY COMPENSATION TABLE
FISCAL YEAR COMPENSATION                                                     LONG TERM COMPENSATION

                                                                          Awards               Payouts
                                                                          ------               -------
                                                                                  Restricted
                                                                                    Shares
                                                                                      or
Name and                                                       Securities under   Restricted     LTIP     All other
                            Salary(1)   Bonus   Other Annual      Option/SARs       Share      Payouts   Compensation
Principal Position   Year      (S)       ($)    Compensation        Granted         Units        ($)          ($)
------------------   ----   ---------   -----   ------------   ----------------   ----------   -------   ------------
Anthony Cappaze/     1999     100,000      0          0                 0              0           0         5,700
Chairman             1998      75,000      0          0                 0              0           0             0
and CEO              1997      75,000      0          0                 0              0           0             0

----------------
(1) The base compensation is recorded and accrued, but payment is deferred in the interest of optimizing the Company's cash flow.


Agreements with Management.
--------------------------

     The Company had employment agreements with Messrs. Cappaze and Matusek that provide for annual salaries of $75,000 each through April 30, 1998 and $100,000 each, thereafter. Mr. Cappaze and Mr. Colasanti signed new employment agreements in January 2000, and Mr. Matusek's agreement ended March 31, 1999. Mr. Colasanti and Mr. Cappaze have deferred a significant portion of their compensation under these agreements. This deferred compensation carries an interest rate of 4% per annum. As of December 31, 1999, the total deferred compensation, including interest due, was $449,541.

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

                                             OPTION/SAR GRANTS IN PREVIOUS YEAR
                                                      INDIVIDUAL GAINS

                         Number of           % of Total
                         Securities         Options/SARs
                         Underlying          Granted to
                        Options/SARs        Employees in        Exercise or Base       Market Price on
Name                    Granted (#)          Fiscal Year          Price ($/Sh)          Date of Grant       Expiration Date
----                   --------------       ------------        ----------------       ---------------      ---------------
Anthony Cappaze            200,000                 3.3%               $0.50                  $1.75              06/11/02
Anthony Cappaze            100,000                16.5%               $1.00                  $1.00              10/30/01



Aggregated Option/SAR Exercised in Last Financial Year and Fiscal Year-End
--------------------------------------------------------------------------
Option/SAR Values
-----------------

     None.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of March 31, 2000, the number of shares of the Company's outstanding $0.01 par value common stock beneficially owned by each of the Company's current directors and the Company's executive officers, the number of shares beneficially owned by all of the Company's current directors and named executive officers as a group, and the number of shares owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of common stock:

                                              Amount and            Percent of
         Name and Address               Nature of Beneficial          Common
        Of Beneficial Owner                   Ownership                Stock
        -------------------             --------------------        -----------
Anthony Cappaze                              1,509,850(1)               24.4%
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ  07006

Anthony Colasanti                              290,000(2)                4.8%
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ  07006

Francis P. Matusek                           1,050,400(3)               18.2%
186 Highway 34
Matawan, New Jersey 07747

All directors and executive                  2,850,250(4)               44.3%
Officers as a group
  (four persons)

-------------------------
*Less than one percent.

(1) Includes 718,700 shares owned by Cappaze Associates, L.P., of which Mr. Cappaze is the General Partner; 78,000 shares owned by Elchanan Dulitz FBO Ashley North Ave. Inc., to which Mr. Cappaze pledged stock to secure a loan to the Company; 15,000 shares owned by Mr. Cappaze's spouse; options to acquire 200,000 shares at $1.75 per share until 6/11/2002; warrants to purchase 100,000 shares at $1.00 per share until 10/27/2001; and warrants to purchase 100,000 shares at $1.00 per share until January 2003.

(2) Includes options to acquire 100,000 shares at $1.00 per share until 10/01/2001; warrants to purchase 100,000 shares at $1.00 per share until 10/27/2001; and warrants to purchase 50,000 shares at $1.00 per share until January 2003.

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

(4)  Includes footnotes 1 through 3.


Other Owners.
------------

     To the knowledge of the Directors and Senior Officers of the Company, as of March 24, 2000, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than the following:


                                                           Amount and            Percent of
                 Name and Address                     Nature of Beneficial         Common
               of Beneficial Owner                          Ownership              Stock
               -------------------                    --------------------       ----------
          Lancer Offshore, Inc.                            1,250,000(1)             19.1%
          c/o Kaya Flamboyan 9
          Curacao Netherlands Antilles

          The Viator Fund Ltd.                               625,000                10.8%
          c/o Kaya Flamboyan 9
          Curacao Netherlands Antilles


(1) Includes warrants to purchase 750,000 shares at $1.25 per share until 12/31/2002.

     There are no current arrangements or agreements pledging securities which could in the future result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions

     In June 1999 Anthony Cappaze, an officer and director of the Company, was granted options to purchase 300,000 shares of common stock exercisable at $1.75 per share for three years. On September 9, 1999 he exercised options to acquire 100,000 shares. In October 1999, Mr. Cappaze was granted warrants to purchase common stock at $1.00 per share for two years. Mr. Cappaze signed a new Employment Agreement as of January 2000, which provides that he receives warrants for the purchase of 100,000 shares of common stock at $1.00 per share for three years. In January 2000, the Board of Directors voted to issue 120,000 shares to Mr. Cappaze in lieu of outstanding salary for 1996 and 1997. On March 9, 2000, Mr. Cappaze tendered 300,000 shares of common stock to the Company as part of the Company's rescission of options exercised using accrued salary as payment.

     On March 9, 2000, Mr. Colasanti and Mr. Matusek each tendered 300,000 shares of common stock to the Company as part of the Company's rescission of options exercised, using salary as payment.

     Anthony Colasanti, an officer and director of the Company, also serves as general legal counsel for the Company. Mr. Colasanti's law firm, Colasanti & Scott, LLP, was paid approximately $5,000 in 1997, approximately $10,000 in 1998 and approximately $30,000 in 1999 by the Company for legal services rendered by his firm to the Company.

     Mr. Colasanti also received as an annual retainer for consulting services, 10,000 shares of common stock in May 1997 and 10,000 shares in May 1998. He received 25,000 shares in May 1999 for legal services in negotiating and closing a loan for the Company. In September 1999, Mr. Colasanti was granted 100,000 options to purchase common stock at $1.00 per share for two years in lieu of compensation. In October 1999, Mr. Colasanti was granted 100,000 warrants to purchase common stock at $1.00 per share for two years for services rendered in raising capital for the Company. Mr. Colasanti signed a new employment agreement as of January 2000, which provides that he receives warrants for the purchase of 50,000 shares of common stock at $1.00 for three years.

     In January 2000, the Board of Directors voted to issue 12,500 shares to Mr. Colasanti in lieu of outstanding salary. Mr. Colasanti directed the Company to issue the 12,500 shares to several individuals as gifts from Mr. Colasanti. As none of these individuals are related to Mr. Colasanti or live in his household, Mr. Colasanti does not beneficially own the 12,500 shares.

     On March 12, 2000, Mr. Colasanti transferred 12,500 shares to his adult sons.

     In January 2000, the Board of Directors voted to issue 120,000 shares to Francis Matusek, a director and officer of the Company, in lieu of outstanding compensation.

     In October 1999, the Company issued an aggregate of 1,250,000 shares to three companies controlled by Lancer Offshore, Inc., all accredited investors, for gross proceeds of $1,250,000 or $1.00 per share. Lancer Offshore, Inc. also received warrants to purchase an aggregate of 750,000 shares of common stock exercisable at $1.25 per share until December 31, 2002. A finder's fee was paid to a third company on this portion of the offering in the amount of $125,000 and warrants to acquire 75,000 shares of common stock exercisable at $1.25 per share for five years.

     In March 2000, the Company issued 125,000 shares to the Viator Fund and 125,000 shares to another entity in consideration of a $100,000 bridge loan to the Company.

     Other than the transactions stated herein, none of the directors or executive officers of the Company, nor any 5% owner of the Company, has been involved in any transaction with the Company exceeding $60,000 that has occurred in the last two years.

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB/A No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LIGHTHOUSE LANDINGS, INC.


Date: April 17, 1999             By: /s/ Anthony Cappaze
                                    ------------------------------------------
                                     Anthony Cappaze, President, Chief
                                     Executive Officer and Director


Date: April 17, 1999             By: /s/ Anthony Colasanti
                                     -----------------------------------------
                                     Anthony Colasanti, Secretary and Director

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                             FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                 LIGHTHOUSING LANDINGS, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999



                                   I N D E X
                                   ---------



                                                                Page No.
                                                                --------


FINANCIAL STATEMENTS:


   Independent Accountants' Report.............................    F-1


   Consolidated Balance Sheets
     As at December 31, 1999 and 1998..........................    F-2


   Consolidated Statements of Operations
     For the Years Ended December 31, 1999 and 1998............    F-3


   Consolidated Statements of Changes in
   Redeemable Common Stock and Stockholders' Equity
     For the Years Ended December 31, 1999 and 1998............    F-4


   Consolidated Statements of Cash Flows
     For the Years Ended December 31, 1999 and 1998............ F-5 - F-6


   Notes to Consolidated Financial Statements.................. F-7 - F 21

             [LETTERHEAD OF WEINICK SANDERS LEVENTHAL & CO., LLP]


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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained substantial losses for the years ended December 31, 1999 and 1998. In addition at December 31, 1999 the Company has negative working capital of $3,259,245. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                     WEINICK SANDERS LEVENTHAL & CO., LLP



New York, N. Y.
February 23, 2000

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                 A S S E T S

                                                                                                    December 31,
                                                                                          -------------------------------
                                                                                              1999               1998
                                                                                          -----------         -----------
Current assets:
  Cash                                                                                    $    97,957         $    62,606
  Inventories                                                                                   6,715               1,057
  Net assets held for resale                                                                   32,582                -
  Prepaid expenses and other current assets                                                   165,214              68,757
                                                                                          -----------         -----------
        Total current assets                                                                  302,468             132,420

Net assets of discontinued operations                                                            -                723,765

Property and equipment - at cost,
  less accumulated depreciation                                                            12,288,880          13,103,525

Goodwill net of accumulated amortization                                                    1,127,433           1,201,174

Other assets                                                                                   34,279              19,091
                                                                                          -----------         -----------

                                                                                          $13,753,060         $15,179,975
                                                                                          ===========         ===========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt                                                    $ 1,981,100         $ 1,282,822
  Notes payable                                                                                  -                 49,779
  Notes payable - stockholders                                                                125,000                -
  Accounts payable and accrued expenses                                                     1,006,273             730,520
  Due to officers/stockholders                                                                449,540             484,142
                                                                                          -----------         -----------
        Total current liabilities                                                           3,561,913           2,547,263

Long-term debt - net of current maturities                                                  9,973,872          11,301,455
                                                                                          -----------         -----------
        Total liabilities                                                                  13,535,785          13,848,718

Minority interest                                                                                -                 11,071
                                                                                          -----------         -----------

Redeemable common stock                                                                          -                350,000
                                                                                          -----------         -----------

Stockholders' equity:
  Common stock - $.01 par value
    Authorized - 10,000,000 shares
    Issued and outstanding - 4,905,795 shares
      in 1999 and 3,250,795 in 1998                                                            49,058              32,508
  Additional paid-in capital                                                                5,312,588           3,809,138
  Accumulated deficit                                                                      (5,144,371)         (2,621,460)
                                                                                          -----------         -----------
                                                                                              217,275           1,220,186
  Less:  Stock subscription receivable                                                           -               (250,000)
                                                                                          -----------         -----------
        Total stockholders' equity                                                            217,275             970,186
                                                                                          -----------         -----------


                                                                                          $13,753,060         $15,179,975
                                                                                          ===========         ===========

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                For the Years Ended
                                                                                                    December 31,
                                                                                           ------------------------------
                                                                                              1999                1998
                                                                                           ----------          ----------
Revenues                                                                                   $3,285,978          $  681,167
                                                                                           ----------          ----------

Operating costs:
  Ferry operations                                                                          1,597,574             287,116
  Depreciation                                                                                896,008             222,626
                                                                                           ----------          ----------
Total operating costs                                                                       2,493,582             509,742
                                                                                           ----------          ----------
                                                                                              792,396             171,425
                                                                                           ----------          ----------

Marketing and administrative expenses                                                       1,234,319             517,589
Amortization of goodwill                                                                       70,000              16,741
                                                                                           ----------          ----------
                                                                                            1,304,319             534,330
                                                                                           ----------          ----------

Net loss from operations                                                                     (511,923)           (362,905)
                                                                                           ----------          ----------

Other expenses:
  Interest (net)                                                                            1,473,735             348,249
  Provision for state income taxes                                                              1,323               1,014
Total other expenses                                                                        1,475,058             349,263
                                                                                           ----------          ----------

Loss from continuing operations before
  minority share in loss of subsidiary                                                     (1,986,981)           (712,168)

Minority share in loss of subsidiary                                                           11,071              42,534
                                                                                           ----------          ----------

Loss from continuing operations                                                            (1,975,910)           (669,634)
                                                                                           ----------          ----------

Discontinued operations:
  Loss from discontinued operations                                                          (155,347)           (113,392)
  Estimated loss on disposal                                                                 (391,654)               -
  Impairment loss                                                                                -               (331,161)
                                                                                           ----------          ----------
Loss from discontinued operations                                                            (547,001)           (444,553)
                                                                                           ----------          ----------

Net loss                                                                                  ($2,522,911)        ($1,114,187)
                                                                                           ==========          ==========


Per share data:
  Basic and diluted:
    Loss from continuing operations                                                            ($0.55)             ($0.23)
    Loss from discontinued operations                                                           (0.15)              (0.16)
                                                                                           ----------          ----------
    Net loss                                                                                   ($0.70)             ($0.39)
                                                                                           ==========          ==========

    Weighted average number of shares outstanding:
      Basic and diluted                                                                     3,591,138           2,850,100
                                                                                           ==========          ==========

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE COMMON STOCK
                           AND STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                 Redeemable Common Stock            Common Stock          Additional
                                                 -----------------------        --------------------       Paid-In
                                                   Number        Amount         Number        Amount       Capital
                                                 --------       --------      ---------      -------      ----------
Balance at December 31, 1996                         -          $   -         2,567,500      $25,675      $1,814,021
Issuance of shares in lieu of services               -              -            60,000          600         232,200
Issuance of shares upon the exercise of
  8,750 stock options of $4.00 pre share             -              -             8,750           88          34,912
Issuance of shares upon the acquisition of
  The Cigar Box, Inc.                                -              -            75,000          750         299,250
Sale of shares for cash                              -              -            25,000          250          93,500
Net loss for 1997                                    -              -              -            -               -
                                                   ------       --------      ---------      -------      ----------

Balance at December 31, 1997                         -              -         2,736,250       27,363       2,473,883
Issuance of shares upon the acquisition of
  Fast Ferries Holding Co.                         70,000        350,000        384,545        3,845         969,055
Sales of shares for cash                             -              -            30,000          300          97,200
Stock subscription                                   -              -           100,000        1,000         249,000
Value of 200,000 warrants issued pursuant to the
  acquisition of Fast Ferries Holding Co.            -              -              -            -            20,000
Net loss for 1998                                    -              -              -            -               -
                                                   ------       --------      ---------      -------      ----------

Balance at December 31, 1998                       70,000        350,000      3,250,795       32,508       3,809,138
Exercise of put option                            (70,000)      (350,000)          -            -               -
Payments for shares subscribed for                   -              -              -            -               (700)
Sale of shares for cash                              -              -         1,550,000       15,500       1,350,200
Shares issued to noteholder in lieu of interest      -              -            50,000          500          99,500
Shares issued to Director for services rendered      -              -            55,000          550          54,450
Net loss for 1999                                    -              -              -            -               -
                                                   ------       --------      ---------      -------      ----------

Balance at December 31, 1999                         -          $   -         4,905,795      $49,058      $5,312,588
                                                   ======       ========      =========      =======      ==========

                                                     Retained
                                                     Earnings          Stock
                                                   (Accumulated    Subscriptions
                                                     Deficit)        Receivable        Total
                                                   ------------    -------------    ----------
Balance at December 31, 1996                        ($ 914,525)       $   -         $  925,171
Issuance of shares in lieu of services                    -               -            232,800
Issuance of shares upon the exercise of
  8,750 stock options of $4.00 pre share                  -               -             35,000
Issuance of shares upon the acquisition of
  The Cigar Box, Inc.                                     -               -            300,000
Sale of shares for cash                                   -               -             93,750
Net loss for 1997                                     (592,748)           -           (592,748)
                                                   -----------     -----------      ----------

Balance at December 31, 1997                        (1,507,273)           -            993,973
Issuance of shares upon the acquisition of
  Fast Ferries Holding Co.                                -               -            972,900
Sales of shares for cash                                  -               -             97,500
Stock subscription                                        -           (250,000)           -
Value of 200,000 warrants issued pursuant to the
  acquisition of Fast Ferries Holding Co.                 -               -             20,000
Net loss for 1998                                   (1,114,187)           -         (1,114,187)
                                                   -----------     -----------      ----------

Balance at December 31, 1998                        (2,621,460)       (250,000)        970,186
Exercise of put option                                    -               -               -
Payments for shares subscribed for                        -            250,000         250,000
Sale of shares for cash                                   -               -          1,365,000
Shares issued to noteholder in lieu of interest           -               -            100,000
Shares issued to Director for services rendered           -               -             55,000
Net loss for 1999                                   (2,522,911)           -         (2,522,911)
                                                   -----------     -----------      ----------

Balance at December 31, 1999                       ($5,144,371)       $   -         $  217,275
                                                   ===========     ===========      ==========

         See accompanying notes to consolidated financial statements.

                   LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      For the Years Ended
                                                                                                           December 31,
                                                                                               ---------------------------------
                                                                                                    1999                1998
                                                                                               ------------         ------------
Cash flows from operating activities:
  Net loss continuing operations                                                               ($1,975,910)         ($  669,634)
                                                                                               -----------          -----------
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Minority interests                                                                            ( 11,071)                -
    Depreciation                                                                                   905,447              222,626
    Amortization of goodwill                                                                        70,000               16,741
    Deferred compensation                                                                         ( 34,601)                 909
    Amortization of imputed interest                                                               160,909               42,440
    Stock issued for service rendered                                                              200,000              288,721
    Deferred compensation                                                                             -                 137,236
    Increase (decrease) in cash flows as a result of
        changes in assets and liabilities acquired
        in a combination:
      Accounts receivable                                                                         ( 19,299)               9,826
      Inventories                                                                                  ( 9,915)              (1,057)
      Prepaid expenses and other current assets                                                   ( 71,649)             (68,657)
      Accounts payable                                                                             293,430              369,469
                                                                                               -----------          -----------
  Total adjustments                                                                              1,483,251            1,018,254
                                                                                               -----------          -----------

Net cash provide by (used in) operating activities
  of continuing operations                                                                        (492,659)             348,620
                                                                                               -----------          -----------

Cash flows from investing activities:
  Acquisition of property and equipment                                                           (116,359)                -
  Cash paid for acquisition                                                                           -                  (6,288)
                                                                                               -----------          -----------
Net cash used in investing activities                                                             (116,359)              (6,288)
                                                                                               -----------          -----------

Cash flows from financing activities:
  Payments on mortgages                                                                           (293,200)                -
  Proceeds from notes                                                                              615,000                 -
  Payments on puts                                                                                (225,000)                -
  Proceeds from stock subscription                                                                 250,000                 -
  Repayments of long-term debt                                                                    (896,666)            (197,448)
  Proceeds from issuance of common stock                                                         1,320,000               97,500
                                                                                               -----------          -----------
Net cash provided by financing activities
  of continuing operations                                                                         770,134              (99,948)
                                                                                               -----------          -----------

Net cash used in discontinued operations                                                          (125,764)             317,523
                                                                                               -----------          -----------

Net increase (decrease) in cash                                                                     35,352              559,907

Cash at beginning of year                                                                           62,605                  479

Cash acquired from acquisition                                                                        -                 137,266
                                                                                               -----------          -----------

Cash at end of year                                                                             $   97,957          $   697,652
                                                                                               ===========          ===========

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                                                            For the Years Ended
                                                                December 31,
                                                        --------------------------
                                                           1999            1998
                                                        ----------      ----------
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the year:
    Interest                                            $1,072,251      $  166,591
                                                        ==========      ==========
    Income taxes                                        $    1,323      $    1,014
                                                        ==========      ==========

Supplemental Schedules of Noncash Activities:

  Stock issued for business acquisition:
    Common stock                                        $     -         $  972,900
                                                        ==========      ==========
    Redeemable common stock                             $     -         $  300,000
                                                        ==========      ==========

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999



NOTE 1 -  REALIZATION OF ASSETS - GOING CONCERN.

                The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Lighthouse Landings, Inc. (the "Company") has sustained substantial losses for the years ended December 31, 1999 and 1998. In addition, the accompanying consolidated balance sheet as at December 31, 1999 reflects negative working capital of $3,306,983 and tangible net capital deficiency of $761,122.

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


          (b)  Principles of Consolidation:

                The consolidated financial statements include the accounts of Lighthouse Landings, Inc. and its subsidiaries. Inclusion of the results of subsidiary companies' operations is on the "Purchase" method, from the dates of their respective acquisition. All significant intercompany balances and transactions have been eliminated in consolidation. Recognition of the interest of minority stockholders `is provided for in the accounts. As discussed more thoroughly in Note 3, the Cigar Box, Inc. subsidiary is presented as a discontinued operation.


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

          (f)  Goodwill:

                Goodwill arising from acquisitions initially represents the excess of the purchase cost over the fair value of identifiable assets less identifiable liabilities. Goodwill is reviewed on an ongoing basis to determine that the value has not been impaired; in 1999 it was determined that the value of the goodwill arising from the purchase of The Cigar Box, Inc. has been impaired and accordingly the remaining unamortized goodwill of $198,654 has been written off to discontinued operations during 1999. The goodwill arising from the acquisition of Fast Ferry Holding Corp. and its wholly owned subsidiaries aggregating $1,344,415 is being amortized over 15 years. Amortization of goodwill charged to operations was $70,000 in 1999 and $16,741 in 1998.


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

                A reconciliation of the statutory income tax effect rate is as follows:

                                                      For the Years Ended December
                                        -----------------------------------------------------
                                                 1999                            1998
                                        ---------------------           ---------------------
Federal statutory rate                  ($  857,000)    (34.0%)         ($369,000)      (34.0%)
Non-deductible portion of:
  Goodwill                              (   200,000)    ( 8.0 )            92,000         8.4
  Minority share in loss
    of subsidiary                            11,000        -               42,000       ( 3.8 )
Reserve for net operating loss
  carryforward tax asset                  1,046,000      42.0             235,000        29.4
                                        -----------     -----           ---------       -----
                                         $     -           -             $   -             -
                                        ===========     =====           =========       =====

          (i)  Impairment of Long-lived Asset:

                The Company accounts for impairment of long-lived assets accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairments of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which was issued in March 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Due to significant loss incurred during 1999, the Company evaluated its long-term assets which as at December 31, 1999 were comprised of two (2) ferries with a book value of 12,288,880 and goodwill on the acquisition of the Fast Ferry Holding Corp. with a book value of $1,127,433. Based upon an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life, it was determined that there was no impairment in either the net book value of the ferries or the goodwill.


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



NOTE 3 -  DISCONTINUED OPERATIONS.

                On October 28, 1999, the Company adopted a plan to sell its real estate and retail/wholesale segments. Accordingly both segments have been accounted for as discontinued operations in the accompanying consolidated financial statements for both 1999 and 1998. The net assets to be disposed of as of December 31, 1999 aggregating $32,582 consists principally of real estate and are recorded as current assets in the accompanying consolidated balance sheet under the caption "Assets held for resale". Management expects the real estate to be sold in late 2000.

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

                The net assets of discontinued operations, which have been segregated in the accompanying balance sheets are summarized as follows:

                                                          December 31,
                                                  --------------------------
                                                     1999            1998
                                                  ----------      ----------
          Assets:
            Cash                                  $    3,129      $    1,189
            Inventory                                 27,401          42,187
            Prepaid expenses                             100             100
            Property and equipment, net of
              accumulated depreciation               974,359         968,108
            Goodwill                                    -            194,913
                                                  ----------      ----------
                                                   1,004,989       1,206,497
                                                  ----------      ----------

          Liabilities:
            Accounts payable                         179,108          52,684
            Secured mortgage payable                 450,711         157,288
            Accrued real estate taxes                342,588         272,760
                                                  ----------      ----------
                                                     972,407         482,732
                                                  ----------      ----------

          Net assets of discontinued operations   $   32,582      $  723,765
                                                  ==========      ==========


NOTE 4 -  PROPERTY AND EQUIPMENT.

                Property and equipment is summarized as follows:

                                                          December 31,
                                                  ---------------------------
                                                     1999            1998
                                                  -----------     -----------
          Continuing:
            Ferries                               $13,300,000     $13,300,000
            Computers and office equipment             38,887          29,502
            Furniture and fixtures                    106,244          25,437
                                                  -----------     -----------
                                                   13,445,131      13,354,939
            Less:  Accumulated depreciation         1,156,251         251,414
                                                  ===========     ===========

                                                  $12,288,880     $13,103,525
                                                  ===========     ===========

          Discontinued operations:
            Land and buildings                    $   931,181     $   918,680
            Furniture and fixtures                     62,260          62,260
                                                  -----------     -----------
                                                      993,441         980,940
            Less:  Accumulated depreciation            19,082          12,832
                                                  -----------     -----------

                                                  $   974,359     $   968,108
                                                  ===========     ===========

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

                Reference is made to Note 3 regarding discontinuance of this subsidiary.


          (b)  Fast Ferry Holdings Corp.:

                On October 6, 1998, the Company acquired 80% of the outstanding stock of Fast Ferry Holding Corp. and its wholly owned subsidiaries, New York Fast Ferry Services, Inc. Fast Ferry I, Inc. and Fast Ferry II, Inc. (the NYFF Group). The NYFF Group owns two vessels the M/V "Finest", and the M/V "Bravest" and is in the business of operating high speed commuter ferry services in the greater New York City harbor area. The NYFF Group was acquired by the issuance of 454,545 shares of the Company's stock at a value of $3.00 per share. Of the 454,545 shares issued, 70,000 shares were subject to a put option. Such agreement allowed 2 of the 3 selling shareholders to sell back to the Company an aggregate of 70,000 shares at a price of $5.00 per share.

                As at December 31, 1999, the 70,000 shares subject to the put option were not treated as equity, but rather as a liability under the caption "Redeemable Common Stock" in the amount of $350,000 (70,000 @ $5.00). During March 1999 the puts were exercised and the Company redeemed and retired the 70,000 shares. At December 31, 1999, the Company is still indebted to the selling stockholders in the amount of $125,000. Such amount is due in 2000 and bears interest at 12% per annum. The selling shareholders are holding the remaining 25,000 unpaid shares as security for the obligation.

                The acquisition has been accounted for as a purchase.

          (b)  Fast Ferry Holdings Corp.:

                The assets acquired and the liabilities assumed in connection with the aforementioned acquisition of the NY Fast Ferry group is as follows:

             Fair value of identifiable assets acquired                         $13,475,700
             Fair value of liabilities assumed                                   13,261,280
                                                                                -----------
             Net fair value of net assets acquired                                  214,420

             Purchase cost:
               454,545 shares issued at $2.53                   $1,150,000
               Legal and accounting fees                           105,696
               Excess of exercise price over market
                 value of puts at time of issuance
                 (70,000 @ $2.47)                                  172,900
                                                                ----------
             Total purchase cost                                                  1,428,596
                                                                                -----------
             Excess over net identifiable assets (goodwill)                     $ 1,214,176
                                                                                ===========

                The unaudited consolidated results of operations for 1998, on a pro forma basis, as if the NY Fast Ferry Group had been acquired on January 1, 1998 are as follows:


          Net sales                                $1,488,750
          Costs and expenses - net                  3,143,385
                                                   ----------
          Loss from continuing operations         ( 1,654,635)
          Loss from discontinued operations       (   416,553)
                                                   ----------
          Net loss                                ($2,071,188)
                                                   ==========


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

NOTE 7 -  MORTGAGE NOTES PAYABLE.

                At December 31, 1999, the following mortgage notes payable is as follows:

                                                                      December 31,
                                                                ------------------------
                                                                  1999            1998
                                                                --------        --------
Mortgage on property, secured by a first mortgage
  subject to the tax lien referred to in Note 7,
  payable on demand, including interest at 20%.                 $ 58,267        $157,288

Mortgage on property, secured by a second
  mortgage (subject to the tax lien referred to
  in Note 7 and the first mortgage referred to
  in Note 8(a)), and a personal guarantee of
  the Company's President; payable in monthly
  installments (applied firstly to interest) of
  $15,000 from January 10, 2000 through
  May 10, 2000, and three equal monthly
  payments equal to one-third of the balance
  outstanding on June 10, 2000,  commencing
  June 10, 2000.  The loan carries interest at
  18%; as added inducement to enter into the
  loan, the lender received 50,000 shares of
  common stock.                                                  180,023            -

Mortgage on property, secured by a second
  mortgage (subject to the tax lien referred to
  in Note 7(d) and the first mortgage referred to
  in Note 8(c).  The loan carries interest at 6%.                205,195            -

Insurance finance agreement due in monthly
  installments of $8,274 including interest.                        -             49,779
                                                                --------        --------

                                                                 443,485         207,067

Less:  Amount applied as reduction of the real
         estate held for resale (see Note 3)                     443,485         157,288
                                                                --------        --------
                                                                $   -           $ 49,779
                                                                ========        ========

NOTE 8 -  LONG-TERM DEBT.

                Long-term debt is as follows:

                                                                        December 31,
                                                                ---------------------------
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

(b)    Unsecured obligation:
       Note payable in the amount of $400,000 including
         accrued interest of $16,324.  The note is due in
         two installments of $100,000 each on March 15,
         2000 and July 15, 2000.  The final payment of
         $200,000 is due on January 15, 2001.  The notes
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

                Reference is made to Note 9(c)(ii) regarding warrants issued to the noteholder.

                The secured debt obligations mature as follows:

                           2000                 $ 1,981,100
                           2001                     668,352
                           2002                     513,559
                           2003                     563,130
                           2004                     617,485
                        Thereafter                7,624,019
                                                -----------

                                                $11,967,645
                                                ===========


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



NOTE 10 -  STOCK OPTIONS AND WARRANTS.

                A Summary of activity related to non-qualifying stock options and warrants granted by the Company is as follows:

                                                                        Exercise Price
                                         Options         Warrants         Per Share
                                        --------        ---------       --------------
Outstanding at December 31, 1997          47,500             -              $4.00
Granted during 1998                       10,000          200,000       $1.88 to $2.60
Expired in 1997                         ( 47,500)            -              $4.00
                                        --------        ---------

Outstanding at December 31, 1998          10,000          200,000       $1.88 to $2.60
Granted during 1999                      410,000        1,380,000       $1.00 to $1.50
                                        --------        ---------
Outstanding at December 31, 1999         420,000        1,580,000       $1.88 to $2.60
                                        ========        =========


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


          (b)  Stock Options Granted in 1999:

                The Company granted an option to an employee/stockholder to purchase 10,000 shares at a price of $1.50 per share. Such option is exercisable through October 6, 2001.

                In June 1999, the Company's President was granted options to purchase $200,000 shares exercisable at $1.00 per share through October 6, 2001. Such options were granted for his guaranteeing and securitising an obligation of the Company.

                 Also in October two Directors received options to purchase an aggregate of 200,000 common shares exercisable at $1.00 per share. Of the options, 100,000 expires on October 6, 2000 and the other 100,000 expires on March 1, 2004.

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


                                                    For the Years Ended
                                                         December 31,
                                                 ---------------------------
                                                    1999             1998
                                                 ----------       ----------

                Net loss as reported            ($2,522,911)     ($1,114,187)

                Additional compensation               8,052             -
                                                 ----------       ----------
                Adjusted net loss               ( 2,530,963)     ( 1,114,187)
                                                 ==========       ==========

                Loss per share as reported         ($.70)            ($.39)
                                                   =====             =====
                Adjusted loss per share            ($.70)            ($.39)
                                                   =====             =====


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

                (ii)  Warrants Granted in 1999:

                       As an inducement to purchase shares of the Company's
                common stock, warrants to purchase 1,180,000 shares were granted to individuals who purchased stock in 1999. The warrants are exercisable at various times through December 31, 2002 at prices ranging from $1.00 to $1.25. On October 27, 1999 warrants to purchase 100,000 common shares were granted to both of the Company's President and a Director. The warrants are exercisable at $1.00 through October 27, 2001.

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

NOTE 12 -  SUBSEQUENT EVENTS.

           (a)  Stock Sales and Warrants Granted:

                 During the period from January 17, 2000 through March 1, 2000, the Company sold 147,500 shares of its common stock to the public at a price of $1.00 per share. For each share of stock purchased the Company granted to the purchasers a warrant exercisable for one year at $1.25 per share.

                 During the period from March 10, 2000 through March 17, 2000, the Company sold 475,000 shares of its common stock to the public at a price of $.50 per share. For each share of stock purchased the Company granted to the purchasers warrants exercisable up to 2 years at $1.00 per share.


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

                 In January 2000 the Company granted warrants to its President and a Director to purchase 100,000 and 50,000 common shares, respectively. The warrants are exercisable through January 2003 and expire in January 2000.

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

21.1    Subsidiaries of the Registrant.*

27.1    Financial Data Schedule.  Filed herewith.

_________
* Incorporated by reference from the Company's Registration Statement on Form 10-SB, File No. 0-29205.