Form 10QSB
period 2000-03-31
LIGHTHOUSE LANDINGS INC
filed 2000-05-22
CIK 1022360

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000
     OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to ___________.

COMMISSION FILE NUMBER:  0-29205
                         -------


                           LIGHTHOUSE LANDINGS, INC.
            -------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         New Jersey                                             22-3241823
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


       195 Fairfield Avenue, Suite 3C, West Caldwell, New Jersey  07006
       ----------------------------------------------------------------
                   (Address of principal executive offices)

                                (973) 228-2901
                          ---------------------------
                          (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES    X      NO
    -------      -------

The number of shares outstanding of the issuer's classes of common equity, as of May 19, 2000 is 6,139,795 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):
YES           NO    X
    -------      -------

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

LIGHTHOUSE LANDINGS, INC.

Interim Consolidated Financial Statements
March 31, 2000
(Unaudited)

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES


                                MARCH 31, 2000
                                  (Unaudited)



                                   I N D E X
                                   ---------


                                                                      Page No.
                                                                      --------


Part I - Financial Information:

     Item 1.   Consolidated Condensed Financial Statements (Unaudited):

               Balance Sheets
               At March 31, 2000 and December 31, 1999.................   3


               Statements of Operations
               For the Three Months Ended
               March 31, 2000 and 1999.................................   4


               Statement of Changes in Stockholders'
               Equity for the Three Months Ended
               March 31, 2000..........................................   5


               Statements of Cash Flows
               For the Three Months Ended
               March 31, 2000 and 1999.................................   6-7


               Notes to Consolidated Condensed
               Financial Statements....................................   8-16


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........



Part II - Other Information:

               Item 3 Through Item 9 - Not Applicable..................

               Signatures..............................................

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                  A S S E T S
                                  -----------
                                                  March 31,        December 31,
                                                    2000               1999
                                                 ------------      ------------
Current assets:
  Cash                                           $    575,704      $     97,957
  Inventories                                          40,575            40,948
  Net assets of discontinued operations                72,100            32,582
  Prepaid expenses and other current assets            88,100           127,994
                                                 ------------      ------------
        Total current assets                          776,479           299,481


Property and equipment - at cost,
  less accumulated depreciation                    12,078,363         2,288,880

Goodwill net of accumulated amortization            1,092,699         1,112,935

Other assets                                          261,985            51,764
                                                 ------------      ------------

                                                 $ 14,209,526      $  3,753,060
                                                 ============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Bridge loan payable                            $  1,000,000      $      -
  Current maturities of long-term debt              1,946,323         1,879,764
  Notes payable - stockholders                        125,000           125,000
  Accounts payable and accrued expenses               885,674           948,606
  Deferred revenues                                   110,266            68,765
  Due to officers/stockholders                        218,776           449,540
                                                 ------------      ------------
        Total current liabilities                   4,286,039         3,471,675

Long-term debt - net of current maturities          9,769,891        10,064,110
                                                 ------------      ------------

        Total liabilities                          14,055,930        13,535,785
                                                 ------------      ------------

Stockholders' equity:
 Common stock - $.01 par value
  Authorized - 10,000,000 shares
  Issued and outstanding - 6,049,795 shares
   March 31, 2000 and 4,905,795 in
   December 31, 1999                                   60,678            49,058
  Additional paid-in capital                        6,041,593         5,312,588
  Accumulated deficit                            (  5,948,675)     (  5,144,371)
                                                 ------------      ------------
        Total stockholders' equity                    153,596           217,275
                                                 ------------      ------------

                                                 $ 14,209,526      $ 13,753,060
                                                 ============      ============


    See accompanying notes to consolidated condensed financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         For the Three
                                                         Months Ended
                                                           March 31,
                                                      ---------------------
                                                       2000           1999
                                                     ----------    ----------

Revenue                                              $  682,325    $  721,408
                                                     ----------    ----------

Operating costs:
  Ferry operations                                      620,613       353,256
  Depreciation                                          229,416       223,108
                                                     ----------    ----------
Total operating costs                                   850,029       576,364
                                                     ----------    ----------

                                                      ( 167,704)      145,044
                                                     ----------    ----------

Marketing and administrative expenses                   283,238       248,359
Amortization of goodwill                                 20,236        20,236
                                                     ----------    ----------
                                                        303,474       268,595
                                                     ----------    ----------

Loss from operations                                  ( 471,178)    ( 123,551)
                                                     ----------    ----------

Other expenses:
  Interest (net)                                        333,126       319,707
  Provision for state income taxes                         -              464
                                                     ----------    ----------
Total other expenses                                    333,126       320,171
                                                     ----------    ----------

Loss from continuing operations before
  minority share in loss of subsidiary                ( 804,304)    ( 443,722)

Minority share in loss of subsidiary                       -           11,071
                                                     ----------    ----------

Loss from continuing operations                       ( 804,304)    ( 432,651)

Loss from discontinued operations                          -        (  22,967)
                                                     ----------    ----------

Net loss                                              ($804,304)    ($455,618)
                                                     ==========     ==========

Per share data:
  Basic and diluted:
    Loss from continuing operations                   ($    .15)    ($    .13)
    Loss from discontinuing operations                     -        (     .01)
                                                     ----------    ----------
    Net loss                                          ($    .15)    ($    .14)
                                                     ==========    ==========

    Weighted average number of shares outstanding"
      Basic and diluted                               5,359,075     3,230,684
                                                     ==========    ==========


    See accompanying notes to consolidated condensed financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (Unaudited)


                                               Common Stock          Additional                            Total
                                        -------------------------      Paid-In        (Accumulated     Stockholders'
                                          Number         Amount        Capital          Deficit)           Equity
                                        ------------   ----------    -------------    -------------   ----------------
Balance at January 1, 2000                 4,905,795      $49,058       $5,312,588      ($5,144,371)       $  217,275

Increase of shares for cash                  634,500        6,345          382,155           -                388,500

Shares issued for                                                                            -
  services rendered                          257,000        2,750          134,750           -                137,500

Shares issued for
  satisfaction of liabilities                252,500        2,525          212,100           -                214,625

Net loss for the period                        -            -                -          (   804,304)        ( 804,304)
                                        ------------   ----------    -------------    -------------        ----------
                                           6,049,795      $60,678       $6,041,593      ($5,948,675)       $  153,596
                                        ============   ==========    =============    =============        ==========


    See accompanying notes to consolidated condensed financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                       For the Three
                                                                       Months Ended
                                                                         March 31,
                                                             ----------------------------
                                                                2000              1999
                                                             -----------        ---------
Cash flows from operating activities:
  Net loss continuing operations                             ($  804,304)       ($432,651)
                                                              ----------         --------
  Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating activities:
    Minority interests                                                 -        (  11,071)
    Depreciation                                                 229,969          225,646
    Amortization of goodwill                                      20,236           20,236
    Amortization of deferred finance cost                         18,593            1,000
    Imputed interest                                              28,790           44,940
    Deferred revenues                                             41,501           16,873
    Increase (decrease) in cash flows as
        a result of changes in assets and
        liability account balances:
      Inventories                                                    373        (   3,192)
      Prepaid expenses and other current assets                   39,894           13,860
      Accounts payable                                       (    43,621)          76,767
      Accrued officers compensation                          (    26,764)          20,578
                                                              ----------         --------
                                                                 308,971          405,637
                                                              ----------         --------

Net cash used in operating activities
  of continuing operations                                   (   495,333)       (  27,014)
                                                              ----------         --------

Cash flows used in investing activities:
  Acquisition of property and equipment                      (    19,452)       (   4,668)
                                                              ----------         --------

Cash flows from financing activities:
  Proceeds from loans - net                                    1,000,000          400,000
  Repayments of long-term debt                               (   356,450)       ( 240,281)
  Proceeds from issuance of common stock                         388,500                -
                                                              ----------         --------
Net cash provided by financing activities
  of continuing operations                                     1,032,050          159,719
                                                              ----------         --------
Net cash provided by (used in)
  discontinued operations                                    (    39,518)           9,113
                                                              ----------         --------

Net increase in cash                                             477,747          137,150

Cash at beginning of year                                         97,957           62,606
                                                              ----------         --------
Cash at end of year                                          $   575,704          199,756
                                                              ==========         =========

     See accompanying notes to consolidated condensed financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                                  (Unaudited)




                                                                    For the Three
                                                                    Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                2000           1999
                                                              --------       ---------
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the year:

    Interest                                                  $320,205        $313,708
                                                              ========       =========

    Income taxes                                              $   -          $   -
                                                              ========       =========

    See accompanying notes to consolidated condensed financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENCED FINANCIAL STATEMENTS

                                MARCH 31, 2000



NOTE 1 - REALIZATION OF ASSETS - GOING CONCERN.

               The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Lighthouse Landings, Inc. (the "Company") has sustained substantial losses for the years ended December 31, 1999 and the three months ended March 31, 2000. In addition, the accompanying consolidated balance sheet as at March 31, 2000 reflects negative working capital of $2,673,209 net tangible capital deficiency of $1,173,101.

               Future viability of the Company is dependent upon the Company's obtaining additional funding. During 1999, the Company arranged private placements of its common stock for net cash proceeds of $1,530,000 and obtained short term loans in the amount of $700,000 for both its continuing and discontinued segments. The funds were used to provide funds for certain obligations and ongoing operations. Commencing in January 2000 through March 17, 2000, the Company received $1,385,000 before offering costs from the sale of its securities and bridge loans.

               The Company currently operates a commuter ferry service from Highlands, NJ to and from Manhattan, and is pursuing the establishment of other routes in the Greater New York City area. In November 1999, the Company completed negotiations and executed a lease for a property in Stamford, CT as a base for fast ferry service to and from Manhattan and LaGuardia Airport. The site requires improvements and governmental approvals. The Company is proceeding with preparations for establishing ferry service, and expects to be able to commence service in the spring of 2001. Initially, it is expected that service on these new routes will be provided by a vessel on a short-term charter. The Company is proceeding with plans for construction and financing of two vessels specifically to meet the needs of the new service.

               During 1998 and 1999, the Company assessed its strategic direction and concluded that focusing on the commuter ferry business would provide the greatest return on assets and discontinued the marina\restaurant property and the retail cigar operations in 1999. Accordingly, the Company is pursuing the divestiture of the discontinued segments assets. The carrying value of the related net assets have been reclassified as "Net assets of discontinued operations" in the accompanying consolidated balance sheet.

               It is management's opinion that the funds to be raised by the sales of its securities and borrowings plus the funds anticipated to be raised through the sale of net assets of the discontinued segments will be sufficient to meet the Company's obligations as they become due.

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

         (b) Basis of Presentation:

               The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

               The December 31, 1999 balance sheet has been derived from the audited financial statements at the date included in the Company's annual report contained in Form 10SB. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report contained in Form 10SB.

         (c) Principles of Consolidation:

               The consolidated condensed financial statements include the accounts of Lighthouse Landings, Inc. and its subsidiaries. Inclusion of the results of subsidiary companies' operations is on the "Purchase" method, from the dates of their respective acquisition. All significant intercompany balances and transactions have been eliminated in consolidation. Recognition of the interest of minority stockholders is provided for in the accounts. As discussed more thoroughly in Note 3, the retail and marina segments are presented as discontinued operations.

         (d) Change of Accounting Period:

               The Company has changed its April 30 fiscal year end to December 31st. Accordingly, the accompanying consolidated financial statements reflect balance sheets as of March 31, 2000 and December 31, 1999 and the results of operations cash flows and stockholders equity for the three months ended March 31, 2000 and 1999 then ended.

         (e) Inventories:

               Inventories which consist entirely of supplies and cafeteria products are stated at the lower of cost or market on the first-in, first-out method.


         (f) Property and Equipment:

               Property and equipment is recorded at cost. The cost of the ferries obtained through the Fast Ferries Holding Corp. acquisition in December 1998 has been determined as an allocation of the purchase price of the business acquired based upon an appraisal. Depreciation is computed using the straight-line method. Depreciation on equipment, including the ferries, is calculated principally over their estimated useful lives of fifteen years.

               Expenditures which substantially increase estimated useful lives are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are sold or otherwise disposed of, their costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in operations.


         (g) Goodwill:

               Goodwill arising from acquisitions initially represents the excess of the purchase cost over the fair value of identifiable assets less identifiable liabilities. Goodwill is reviewed on an ongoing basis to determine that the value has not been impaired; in 1999 it was determined that the value of the goodwill arising from the purchase of The Cigar Box, Inc. has been impaired and accordingly the remaining unamortized goodwill of $198,654 has been written off to discontinued operations during 1999. The goodwill arising from the acquisition of Fast Ferry Holding Corp. and its wholly owned subsidiaries aggregating $1,214,174 is being amortized over 15 years. Amortization of goodwill charged to operations was $20,236 for the three months ended March 31, 2000 and 1999.

         (h) Revenue Recognition:

               Revenue is recognized when earned. The Company's ferry business sells the majority of commuter tickets in advance of use. Accordingly, the Company determines the unused portion of ticket sales and defers that value to future periods. Deferred income aggregated $110,266 and $68,765 at March 31, 2000 and December 31, 1999, respectively.

         (i) Income Taxes:

               The Company complies with Statement of Financial Accounting Standards No. ("SFAS 109"), "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets are computed for differences between financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on the enacted tax laws and rates in the periods in which differences are expected to affect taxable income. The principal asset and liability differences are deferred revenues, valuation allowances for long-term assets, the estimated loss on the disposal of discontinued operations, and utilization of the Company's tax loss carryforwards. Management has fully reserved the net deferred tax assets as it is not more likely than not that the deferred tax asset will be utilized in the future.

         (j) Impairment of Long-lived Asset:

               The Company accounts for impairment of long-lived assets accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairments of Long-Lived Assets and for Long-Lived Assets to be Disposed of" SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Due to significant loss incurred during 1999, the Company evaluated its long-term assets of its continuing operations which as at December 31, 1999 were comprised of property and equipment (principally two (2) ferries) with an undepreciated cost of $12,288,880 and goodwill on the acquisition of the Fast Ferry Holding Corp. with a unamortized cost of $1,112,935. Based upon an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life, it was determined that there was no impairment in either the net book value of the ferries or the goodwill.

         (k) Use of Estimates:

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


         (l) Concentrations of Credit Risk:

               Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit.

         (m) Loss Per Common Share:

               Loss per common share is based on the weighted average number of common shares outstanding. In March 1997, the Financial Accounting Standards Broad issued Statement No. 128 ("SFAS 128"), "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations which the Company has adopted. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the +entity.

               Since the effect of outstanding options, warrant and converitible debenture conversions are antidilutive in all periods presented, it has been excluded from the computation of loss per common share.


NOTE 3 - DISCONTINUED OPERATIONS.

               On October 28, 1999, the Company adopted a plan to sell its real estate and retail/wholesale segments. Accordingly both segments have been accounted for as discontinued operations in the accompanying consolidated financial statements for both March 31, 2000 and December 31, 1999. The net assets to be disposed of as of March 31, 2000 aggregating $72,100 consists principally of real estate and are recorded as current assets in the accompanying consolidated balance sheet under the caption "Assets held for resale". Management expects the real estate to be sold in late 2000.

               The net assets of discontinued operations, which have been segregated in the accompanying balance sheets are summarized as follows:

                                                         March 31,
                                                      --------------
                                                           2000
                                                      --------------

            Assets:
              Inventory                                   $  2,000
              Property assets, net (See Note 4)            931,181
                                                          --------
                                                           933,181
                                                          --------
            Liabilities:
              Accounts payable                              89,436
              Secured mortgage payable                     414,057
              Accrued real estate taxes                    357,588
                                                          --------
                                                           861,081
                                                          --------

            Net assets of discontinued operations         $ 72,100
                                                          ========

       (a) The mortgage notes payable are summarized as follows:

                                                           March 31,
                                                          -----------
                                                             2000
                                                          -----------

      20% demand mortgage on real property
        subject to the tax lien referred to below          $ 58,267

      Second mortgage on real property payable in monthly
        installments (applied firstly to interest) of
        $15,000 from January 10, 2000 through
        May 10, 2000, and three equal monthly
        payments equal to one-third of the balance
        outstanding on June 10, 2000,  commencing
        June 10, 2000.  The loan carries interest at
        18%plus as added inducement to enter into the
        loan, the lender received 50,000 shares of
        common stock valued at $100,000.                    150,595

      6% second demand mortgage on real property            205,195
                                                           --------

                                                           $414,057
                                                           ========

       (b) Real estate taxes liens have been recorded by local governmental authorities because of non-payment of said property taxes arising from a dispute over property tax valuations. The Company is currently attempting to resolve the dispute .


NOTE 4 - PROPERTY AND EQUIPMENT.

               Property and equipment is summarized as follows:


                                                              March 31,
                                                             -----------
                                                                 2000
                                                             -----------

               Continuing operations:
                 Ferries                                     $13,300,000
                 Computers and office equipment                   54,130
                 Furniture and fixtures                          110,453
                                                             -----------
                                                              13,464,583
                 Less:  Accumulated depreciation               1,386,220
                                                             ===========

                                                             $12,078,363
                                                             ===========

               Discontinued operations:
                 Land and buildings                          $   931,181
                                                             ===========

NOTE 5 - LONG-TERM DEBT.

              Long-term debt is as follows:

                                                                   March 31,
                                                                ---------------
                                                                     2000
                                                                ---------------
         Mortgage note payable, secured by the
           vessel "Finest" due in monthly installments
           of $61,875 through March 10, 1999,
           and $56,719 through September 10, 2005,
           including interest at 9.25% per annum, with a
           final payment of $3,626,691 due October 10,
           2005.                                               (a)   $ 5,110,238

         Mortgage note payable, secured by the vessel
           "Bravest" due in monthly installments of
           $59,063 through March 10, 1999 and
           $56,719 through September 10, 2005, including
           interest at 9.25% per annum, with a final payment
           of $3,572,971 due October 10, 2005.                 (a)     5,077,876

         Note payable, secured by the vessel "Finest"
           and "Bravest", payable in fifteen monthly
           installments of $15,000 commencing in
           February 1999, payment of $343,333 on
           March 31, 2000 and a final payment of
           $934,319 on December 10, 2000
           including imputed interest of 9.25%.                (a)     1,123,684

         10% interest bearing obligation payable in two
           installments of $100,000 each on March 15,
           2000 and July 15, 2000 and as final payment of
           $200,000 January 15, 2001.                                    300,000

         10% interest bearing obligation payable
           December 11, 2000                                             100,000

         Other                                                             4,416
                                                                    ------------

                                                                      11,716,214
         Portion due within one year                                   1,946,323
                                                                    ------------

         Long-term debt - less current maturities                    $ 9,769,891
                                                                    ============

(a)  The two first mortgages on the ships and note payable are secured through
(i) cross collateralization agreements; (ii) assignments of charter agreements and other personal property, (iii) a pledge of a potential receivable arising from a lawsuit against the City of New York and (iv) cross corporate guarantees.

     Reference is made to Note 9(c)(i) regarding warrants issued to the noteholder. The secured debt obligations mature as follows:


                       2001                 $ 1,946,323
                       2002                     498,120
                       2003                     525,526
                       2004                     576,254
                       2005                     631,875
                    Thereafter                7,538,116
                                            -----------
                                            $11,716,214
                                            ===========

NOTE 6 - BRIDGE LOAN.

               The Company received proceeds of a bridge loan in the amount of $1,000,000. The loan bears interest at 10% per annum payable quarterly and is payable nine months from issuance. To obtain the loan, the Company paid a finders fee consisting of 250,000 shares of unregistered common stock with on-demand registration and unlimited piggyback rights. The fair value of the shares at issuance aggregated $125,000 which will be charged to operations over the life of the loan.

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

               The Company employed the services of a financial consultant to arrange for the above financing. The consultant received as payment for this service (i) a 10% interest bearing note payable on December 10, 2000 in the amount of $100,000 (ii) 25,000 shares of the Company's common stock whose fair market value at date of issuance was $12,500 and (iii) consultant enjoys the same default remedies as the bridge loan holder.


NOTE 7 - CAPITAL STOCK.

         (a)   Capital stock for consideration other than cash:

               During 2000, the Company issued 252,500 shares having a fair market value on the date of issuance was $214,625 to an employee/ stockholder and a director for satisfaction for accrual liabilities.

               During 2000, a financial consultant was issued 25,000 shares having a fair market value on the date of issuance was $12,500 for service rendered in arranging the bridge loan.

               During 2000, the Company paid finders fees consisting of 250,000 shares having a fair market value on the date of issuance was $125,000

         (b)   Stock Issued for Cash:

               During 2000, the Company sold 634,500 shares of its common stock for $388,500.

NOTE 8 - STOCK OPTIONS AND WARRANTS.

               A summary of activity related to non-qualifying stock options and warrants granted by the Company is as follows:

                                                                   Exercise Price
                                       Options       Warrants        Per Share
                                     -----------  --------------  ----------------
Outstanding at January 1, 1999          $ 10,000      $  200,000   $1.88 to $2.60
Granted during 1999                      410,000       1,380,000   $1.00 to $1.75
                                        --------      ----------

Outstanding at December 31, 1999         420,000       1,580,000   $1.88 to $2.60


Granted during 2000                      150,000         634,500   $1.25 to $1.38
                                        --------      ----------

Outstanding at March 31, 2000           $570,000      $2,214,500
                                        ========      ==========


       (a)   Stock Options Granted in 2000:

               The Company granted an option to an employee/director to purchase 150,000 shares at a price of $1.00 per share which was the fair market value at the date of grant such option is exercisable through January 2, 2003.

               Assuming the fair market value of the stock at the date of grant to be equal to option exercise price, the life of the options to be from
       1.3 years to 2 years the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $19,677 and $8,052 for the three months ended March 31, 2000 and 1999, respectively, as calculated by the Black-Scholes option pricing model. As such, proforma net loss and loss per share would be as follows:

                                                  For the Years Ended
                                                       March 31,
                                             -----------------------------
                                                 2000              1999
                                             ------------      -----------

             Net loss as reported             ($804,304)        ($455,618)
             Additional compensation             19,677             8,052
                                              ---------         ---------
             Adjusted net loss                ($823,981)        ($463,670)
                                              =========         =========
             Loss per share as reported           ($.15)            ($.14)
                                              =========         =========
             Adjusted loss per share              ($.15)            ($.14)
                                              =========         =========


       (b)   Warrants Granted in 2000:

               As an inducement to purchase shares of the Company's common stock, warrants to purchase 634,500 shares were granted to individuals who purchased stock in 2000. The warrants are exercisable at various times through March 15, 2002 at prices ranging from $125 to $137.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The following information should be read in conjunction with the unaudited consolidated financial statements included herein, which are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information.

Comparison of the three month period ended March 31, 2000 vs. March 31, 1999

     Consolidated revenues for the three month period ended March 31, 2000 totaled $682,325 and were comprised of $639,525, or 94%, from passenger tickets from the NY Fast Ferry service operating from the Highlands, and about $42,800, or 6%, from galley sales. During the three months ended March 31, 2000 and 1999, respectively, the Company ran a total of 370 and 285 revenue trips from its Highlands site at a 45% load factor. The increase in total revenue trips was the result of additional scheduled runs. Consolidated revenues for the comparable period in 1999 totaled $721,408 and were comprised of $498,181, or 69%, from passenger revenues, $181,727, or 25%, from charter income and about $41,500, or 6%, from galley sales. The charter of the M/V Finest to the Massachusetts Steamship Authority terminated in October 1999 and therefore there was no such income in the quarter ended March 31, 2000. There were no net costs of the discontinued businesses for the three-month period ended March 31, 2000 as the businesses terminated operations in the fourth quarter of 1999. Net costs of the discontinued businesses totaled $22,967 for the three-month period ended March 31, 1999.

     Consolidated operating costs of $850,029 for the three months ended March 31, 2000 are directly attributable to the ferry operations as compared to $576,364 for the same period in the prior year. Of the current amount, 73%, or $620,613, are direct operating costs and $229,416, or 27%, represent depreciation of the ferry vessels and other boat equipment. For the quarter ended March 31, 1999, 61%, or $353,256, was attributable to direct operating costs and 39%, or approximately $223,108, represented depreciation of the ferry vessels and other boat equipment. The increase in operating costs from 1999 to 2000 is attributable to an increase in the price of fuel; the operating costs related to the operation of the M/V Finest that was under charter through October 1999 and was incorporated into the Highlands schedule in the first quarter of 2000; and to an increase in the number of scheduled runs made by the M/V Bravest.

     Payroll and related costs for the ferry vessel crew represented 17% of the total direct operating costs for the period or $141,940 during the current period as compared to $107,400, or 19%, for the prior period. The increase represents the additional crew for the operation of the M/V Finest. Fuel and oil costs accounted for 17% of the category or $140,940 in the current period and 9% or $50,444 for the same period in the 1999. The increase is attributable to an increase in the cost of fuel, the increase in the scheduled runs and the operation of the M/V Finest. Fuel costs in the current quarter under review ranged from $1.25 to $1.80 per gallon as compared to an average of $.50 per gallon during the prior year. Docking fees and fees to the owner of the parking facility totaled $100,153 and $74,300, or 12% and 13% of the direct operating costs for the quarter under review in 2000 and 1999, respectively. Boat maintenance and supplies, which included a scheduled engine overhaul and other unscheduled maintenance, accounted for about $149,000, or 18% and

$71,625, or 12%, of the category for the three month period in 2000 and 1999, respectively. Insurance costs totaled $36,183, or 4%, of the total direct operating costs in 2000 as compared to $22,180, or 5%, of the total direct operating costs in 1999. Costs of sales related to galley revenues totaled $27,367 and $27,289 in 2000 and 1999, respectively, or 3% and 5% of the category. Other direct operating costs amounted to $24,988 or 3% of the category for the current quarter.

     Marketing and administrative expenses for the three months ended March 31, 2000 totaled $283,238 compared to $248,359 for the same period in the prior year. Of the 2000 total marketing and administrative expenses $95,856, or 33%, is attributable to administration of the ferry service and $187,382 or 67%, is attributable to corporate administration, compared to $105,013, or 42%, and $143,346, or 58%, respectively for 1999. Marketing expenses totaled $3,760 and $6,221 for the quarters under review in 2000 and 1999, respectively.

     Salaries and related benefits account for 55% or $143,468 of the total marketing and administrative expenses, compared to $152,465 or 61% in 1999. The reduction in expense in 2000 is due to changes in the employment agreements with certain current and former officers. Office facility expense for the current period amounted to $7,120, or 3% of the category, and $14,715, or 6%, for the same period in 1999.

     Other marketing and administrative expenses for the three-month periods ended March 31, 2000 and 1999 total approximately $106,140 and $74,950. In the current period, professional services amount to approximately $70,300, and includes legal and auditing services primarily attributable to the audit of the Company's financial statements and its securities filings and certain engineering and related services. Legal and audit expenses for the same period in 1999 totaled $41,940. Of the remaining $35,800, approximately $5,000 is attributable to travel expense and $30,800 is attributable to telephone expense, office supplies and other expenses related to corporate activity. By comparison, for the same period in 1999 travel expense amounted to $12,131, and approximately $20,880 was attributable to telephone expense, office supplies and other expenses related to increased corporate activity.

     In each of the quarters ended March 31, 2000 and 1999, the Company recorded amortization of goodwill expense of $20,236, which was related to its acquisition of NY Fast Ferry.

     Interest expense for the three months ended March 31, 2000 was $333,126, primarily attributable to meeting the current obligations of the NY Fast Ferry, including the mortgages on the vessels and debt financing of the Company's current operations and business development. Of the total interest expense, the amount paid in connection with the vessel mortgages and line of credit totaled $286,657. For the same period in 1999, interest expense totaled $319,707, of which $292,360 was attributable to the vessel mortgages and line of credit.

Liquidity and Capital Resources.
-------------------------------

     Since inception, the Company has funded its operations primarily through cash generated from private placements of debt and equity securities and institutional financing. In October 1998, the Company acquired 80% of the stock of New York Fast Ferry and commenced operating fast ferry service from Highlands, New Jersey. As part of the transaction, the Company guaranteed payment and satisfaction of NY Fast Ferry's outstanding liabilities, which included mortgages on its two ferry vessels and a line of credit. The NY Fast Ferry operation generates sufficient cash-flow to cover its direct operating costs. However, the NY Fast Ferry operation does not yet generate enough cash to make principal and interest payments for both boat mortgages, carry its other debt, to fund the capital improvements and capital expenditures necessary for the Company to expand its operations and to implement its strategic business objectives.

     As of March 31, 2000, two outstanding notes payable and preferred ship mortgages held by debis Financial Services, Inc., one on the ferry M/V Finest and one on the ferry M/V Bravest, were $5,110,238 and 5,077,876, respectively, which bear interest at 9.25% per annum. Both ship mortgages each require monthly payments of principle and interest in the amount of $56,719 through September 10, 2005, with final payments of $3,626,691 and $3,572,971, respectively, due on October 10, 2005.

     The line of credit assumed by the Company had an outstanding balance at March 31, 2000 of $1,123,684 with the same financial institution that holds the preferred ship mortgages. The line of credit, secured by the M/V Finest and the M/V Bravest, requires monthly payments of $15,000 through April 10, 2000, and final principal payment of $934,319 on December 10, 2000. As of this filing the line of credit is current. The note carries no interest, but has been discounted to a net present value using a discount rate of 9.25% per annum. These two preferred ship mortgages and the line of credit are further secured by cross collateralization agreements, assignment of personal property, a pledge of a potential receivable arising out of a lawsuit against the City of New York, and a Company guarantee. Moreover, the financial institution was granted warrants to purchase 200,000 shares of Company stock at $2.60 per share exercisable through March 16, 2004.

     On March 1, 2000 the company received $1,000,000 as a convertible bridge loan due December 11, 2000, with interest at 10% per annum and is payable quarterly. The loan may be prepaid at any time, but must be repaid out of the proceeds of any financing in excess of $2,000,000. The loan is convertible to common shares of the company at the rate of one share for each $1.50 of indebtedness. In addition, to the 10% interest, the company issued 250,000 common shares, which the company valued at $0.50 per share, as additional consideration. Further shares are issuable in the event of a default.

     In June 1999, the Company obtained financing in the net amount of $300,000 from an unrelated third party that is secured by a second mortgage on the property of the Shrewsbury River, subject to a real estate tax lien, and by a personal guarantee of a major shareholder. The note carries an annual interest rate of 18% and is payable in monthly installments, applied first to interest, as follows: from July 10, 1999 through December 10, 1999, $10,000 per month; from January 10, 2000 through May 10, 2000, $15,000 per month; and commencing June 10, 2000, three monthly installments each equal to one-third of the outstanding balance on June 10, 2000. As of March 31, 2000 the Company was current in these obligations. As an inducement to enter into the loan, the Company issued the lender 25,000 shares of common stock in June 1999 and an additional 25,000 shares in December 1999.

     In the three months ended March 31, 2000, the Company had raised proceeds of $388,500 through the private placement of 634,500 shares of restricted common stock to qualified investors. The Company also issued 252,500 shares of restricted common stock to three directors and officers in satisfaction of unpaid compensation amounting to $214,625.

     The Company, as of March 31, 2000, had a working capital deficiency of $3,339,167. Furthermore, in the planned development of its commercial operations, the Company's combined losses are expected to continue as the Company divests its non-core assets and commences ferry service until each of its sites become fully operational. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to continue to obtain adequate financing and/or to successfully expand its ferry operations. Furthermore, capital expenditures to acquire additional fast ferry vessels and improve and expand its landside ferry facilities will require significant funding.

     The Company has been successful to date in its efforts to raise funds and believes that proceeds from anticipated interim financing together with available funds and cash flows expected to be generated by operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Furthermore, the Company has begun to negotiate more favorable payment terms with certain creditors that require significant principal payments in the next twelve months. In the event the Company's plans change, its assumptions change or prove to be inaccurate or if the proceeds of the interim financing or cash flows prove to be insufficient to fund operations, the Company may find it necessary or desirable to reallocate funds within the above described business strategies, seek additional financing or curtail its activities. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all, or that the Company will be able to negotiate more favorable payment terms with its existing creditors. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to meet its current obligations, take advantage of unanticipated opportunities, develop new services or otherwise respond to unanticipated competitive pressures. Such inability could have a material adverse effect on the Company's business, financial condition and results of operations.

Subsequent Events.
-----------------

     Ray Wright tendered his resignation as Treasurer, effective March 15, 2000, but has continued to serve as a consultant to the Company. John Ferreira accepted the position of Chief Financial Officer of the Company, effective May 1, 2000.

Forward-Looking Statements.
--------------------------

Discussions and information in this document, which are not historical facts, should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential interim financing, the sufficiency of the cash flow, and the business prospects or any other aspect of the Company, actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. The Company has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. Differences may be caused by a variety of factors, including adverse economic conditions, entry of new and stronger competitors in the ferry business, insufficient parking space for potential ferry customers, inadequate capital and the inability to obtain funding from third parties, unexpected costs, and the inability to obtain or keep qualified personnel.


                          PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

(c) In January 2000, the Company sold 97,500 shares of common stock at $1.00 per share, less a finder's fee of $5,000, and an equal number of warrants good for purchasing shares of common stock for $1.25 per share, exercisable for one year, to five investors who were all accredited investors. The offering was conducted in reliance on Section 4(2) of the Act.

     In February 2000, the Company sold 50,000 shares of common stock at $1.00 per share, and an equal number of warrants good for purchasing shares of common stock at $1.25 per share, exercisable for one year, to four investors who were all accredited investors. The offering was conducted in reliance on Section 4(2) of the Act.

     In March 2000, the Company sold 450,000 shares of common stock at $0.50 per share, and an equal number of warrants good for purchasing shares of common stock at $1.00 per share, exercisable for two years, to three investors who were all accredited investors. The offering was conducted in reliance on
     Section 4(2) of the Act.

     In March 2000, the Company sold 25,000 shares of common stock at $0.50 per share, and an equal number of warrants good for purchasing common stock at $1.25 per share, exercisable for one year, to an accredited investor. The offering was conducted in reliance on Section 4(2) of the Act.

     In March 2000, the Company issued 10,000 shares of its common stock to one investor and 2,000 shares to another investor, both of whom were accredited investors, at $1.00 per share, with an equal number of warrants at $1.00 per share, exercisable for one year. The offering was conducted in reliance on Section 4(2) of the Act.

     In March 2000, the Company issued 125,000 shares of its common stock each to two accredited investors (250,000 shares total), in consideration of a $1,000,000 bridge loan to the Company. The finder in the transaction received 27,500 shares. The transaction was conducted in reliance on
     Section 4(2) of the Act.

ITEM 5.   OTHER INFORMATION
          -----------------

     The registration statement of the Company was effective on March 27, 2000. The Commission file number is 0-29205.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibit 3.1 - Certificate of Incorporation, as amended. (1)

     Exhibit 3.2 - Bylaws. (1)

     Exhibit 10.4 - Letter of Intent for vessel construction. (2)

     Exhibit 27.1 - Financial Data Schedule.

---------------
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, File No. 0-29205.

(2) Incorporated by reference from the Company's Form 10-KSB/A No. 1, for the fiscal year ended December 31, 1999, File No. 0-29205.


(b) Reports on Form 8-K: During the quarter ended March 31, 2000, the Company filed no reports on Form 8-K.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LIGHTHOUSE LANDINGS, INC.


Date: May 19, 2000                  By: /s/ Anthony Cappaze
                                        --------------------------------------
                                        Anthony Cappaze, President Chief
                                        Executive Officer and Director


Date: May 19, 2000                  By: /s/ Anthony Colasanti
                                        --------------------------------------
                                        Anthony Colasanti, Secretary and
                                        Director