Form 10KSB40/A
period 1999-12-31
LIGHTHOUSE LANDINGS INC
filed 2000-06-23
CIK 1022360

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              FORM 10-KSB/A No. 2


     (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                            -----------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _______ TO ________.

     Commission File Number: 0-29205
                             -------


                           Lighthouse Landings, Inc.
                           -------------------------
                (Name of small business issuer in its charter)

                     New Jersey                         22-3241823
          ------------------------------            -------------------
          State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization             Identification No.)


        195 Fairfield Avenue, Suite 3C, West Caldwell, New Jersey 07006
       ----------------------------------------------------------------
                   (Address of principal executive offices)

     Issuer's telephone number: (973) 618-9036
     Securities registered under Section 12(b) of the Act: None
                                                           ----

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

As of June 12, 2000, there were 6,139,795 shares of the Registrant's $.01 par value Common Stock ("Common Stock"), the only outstanding class of voting securities, outstanding. Based on the closing price of the Common Stock as reported on the "Pink Sheets" on June 12, 2000, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $5,116,000.

Transitional Small Business Disclosure Format (check one):   Yes [  ]    No [X]

                           Lighthouse Landings, Inc.
                              FORM 10-KSB/A No. 2

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

     As a result of the acquisition of NY Fast Ferry, the Company's primary business changed from the redevelopment of the Property to the operation of existing fast ferry service and the development of new routes. Accordingly, the Company reevaluated all other business strategies and decided to sell all non-core business assets and operations so it could focus solely on developing its core business of ferry services. In October 1999 the Company listed both the Cigar Box and the Property for sale. Efforts to sell the business were unsuccessful. The Company closed the business on March 31, 2000.

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

     The Company's vessels travel 17 nautical miles across New York Harbor from Highlands, New Jersey to Pier 11 in downtown Manhattan, New York. Pier 11 is located about two blocks from Wall Street. This ferry also makes a stop at the East 34/th/ Street Pier on the eastside of midtown Manhattan. The trip to Pier 11 is approximately 40 minutes long and an additional 10 minutes to the East 34/th/ Street dock. Daily, the ferry makes two peak trips in the morning and two peak return trips at the end of the business day and one off-peak morning trip and one off-peak return trip in the evening four days a week. Passengers on these trips are primarily commuters, the majority of whom purchase 40-trip tickets at the current cost of $450.

     The M/V Finest was under a bareboat charter arrangement until October 31, 1999 to the Massachusetts Steamship Authority, which operates a fast ferry service in Massachusetts. The M/V Finest recently underwent a scheduled engine overhaul and is now available for NY Fast Ferry operation. The M/V Finest will be used to add additional peak runs to and from Manhattan from the Clam Hut site in the Highlands area for which the Company is seeking final site approval. This vessel will make one trip during morning peak hours to Manhattan and two trips from Manhattan during peak evening hours.

     NY Fast Ferry also runs excursions during non-commuter times and on holidays and weekends when the vessel is not operating scheduled trips. These excursions include whale watching trips off the coast in the winter, summer sunset cruises in New York Harbor, and fall foliage tours up the Hudson River Valley. The ferries also make trips to sporting events including baseball games at Shea Stadium and football games at West Point and for special events such as 4/th/ of July fireworks. The Company also rents its vessels for charters and private parties.

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

     The Company is also actively seeking other sites in the New York and New Jersey areas suitable for providing fast ferry service to commuters to Manhattan, in order to maximize ferry capacity. If the Company is unsuccessful in negotiating acceptable terms for the Aragon property, there is sufficient time remaining on the Aragon lease to permit the Company to explore other options. The Company is awaiting final site plan approval to utilize a dock and parking facility at the Clam Hut located approximately one-half mile south of the Aragon property. The Clam Hut has parking capacity for 150 vehicles. Upon receiving site plan approval, the Company can add an additional morning ferry run.

     The Company entered into a five-year lease agreement, renewable for a further five-year team, with The Connecticut Light and Power Authority (the "Landlord") for approximately 3.6 acres together with a docking facility located at Atlantic Street and Washington Boulevard in Stamford, Connecticut (the "Stamford Property") for the purpose of operating a high-speed ferry service. The lease commenced on November 1, 1999 with rent payments commencing on March 1, 2000. Rent for the first six months (March through August) is based on annual rate of $100,000, or $8,333.33 per month, and for the seventh through the twenty-fourth month rent is based on an annual rate of $150,000, or $12,500 per month.

     The Company plans to operate high-speed ferry service from the Stamford Property to LaGuardia airport and to Manhattan, stopping at the pier at East 34th Street and at Pier 11 downtown utilizing one newly-designed aluminum hull catamaran with a capacity of 275 passengers and a 38 knot service speed. The Company plans to expand service to up to four vessels. The design work for the new boats was completed in January 2000. The Company has signed a Letter of Intent with Derecktor Shipyards for the construction of at least three vessels. The Company expects that the first vessel will be completed by Spring 2001. The U.S. Coast Guard must issue a certificate of inspection for any new vessel it uses.

     Before ferry service can begin, the Company must obtain various government approvals and complete site improvements on the Stamford Property. The Company expects the refurbishment to be completed within approximately 120 days from the time construction begins. The Stamford site has been zoned for parking and the

Company has received oral assurances from the local authorities that it can operate fast ferry service from this site. As a result of meetings with its engineers and government officials, the Company expects to have the permit process completed by the end of September 2000, and site improvement completed by the end of the year. The Company plans to begin operations at the Stamford site in the Spring of 2001, and the site will have approximately 600 parking spaces.

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

Competition.
-----------

     The Company currently operates in the Monmouth County, New Jersey area. In that market its main competitor is Seastreak, a well-capitalized, wholly-owned subsidiary of Sea Container Corporation, a United Kingdom based corporation. This ferry service operates from a nearby site on the Shrewsbury River, the former Connors Hotel property, and from Atlantic Highlands Yacht Harbor approximately a mile west. Seastreak has undertaken an improvement and expansion program whereby it will increase parking capacity at its Highlands facility, expand its off-peak and weekend schedules and construct a new Highlands terminal. At this time, the Company's vessels are faster and more comfortable than Seastreak's vessel. The Company's vessels can reach a speed of 35 knots, whereas Seastreak's vessels can only reach a speed of about 28 knots. The Company's vessels can make the trip from the Highlands to Manhattan about ten minutes faster than Seastreak's vessels. The Company's vessels have more interior room and provide a smoother ride than Seastreak's vessels. However, Seastreak has substantially greater financial resources through its parent corporation, Sea Container, that could adversely impact the Company. In addition, Seastreak has ordered two new vessels, which are expected to be completed in November 2000, and which are comparable to the Company's vessels.

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

     The Company's competitors have longer and profitable operating histories and substantially greater financial resources than the Company. The Company's inability to fund the necessary site and facilities improvements, to purchase additional ferries or to take advantage of opportunities as they might arise could have significant adverse impact on its results of operations.

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

Employees.
---------

     As of June 8, 2000 the Company had 25 full-time employees and 5 part-time employees. Fast Ferry Holding Corporation employs 22 of the 25 full-time employees and all of the part-time employees. The number of employees will increase as additional ferries become operational and the Stamford Property service becomes operational.

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

Item 2. Description of Property

     The Property, located on the Shrewsbury River in Highlands, New Jersey, which the Company acquired in September 1993, is a mostly vacant parcel of land with 463 linear feet of waterfront and has on its premises, a 4,000 square foot vacant building on the water's edge and a small office building. The Company has preliminary zoning approval for a restaurant facility, retail building, bait and tackle shop, a 23 slip marina, a concrete parking area and deep water boat fueling capacity.

     The Property is subject to a first mortgage and note with an outstanding balance of $58,262. The Property is also subject to a second mortgage lien related to a note payable to Ashley North Fairfield, Inc. ("ANF Note"). The current outstanding balance of the ANF Note is $156,577 with an annual interest rate of 18%. The Company made monthly principal and interest payments in the amount of $10,000 through December 1999, and made payments of $15,000 through May 10, 2000. On June 10, 2000 any outstanding balance will be due in full provided that if the Company makes a principal payment equal to one half of the outstanding principal balance, the due date for the remaining one half will be extended 90 days. The Company is currently negotiating with ANF to reduce the amount of the monthly payment and extend the date when the balance of the note will due in full. The Property is also subject to real estate tax liens due to the non-payment of property taxes.

     The total sum due and outstanding on all tax liens as of December 31, 1999 was approximately $340,000. This amount includes principal and interest. The lien holder cannot proceed with foreclosure for a period of two years after the purchase of the liens. After the two year period, a foreclosure complaint can be filed which would afford the Company an approximate three to six month period to satisfy the liens. As of this date, foreclosure papers have not been filed, nor has there been a threat of foreclosure.

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

     The Cigar Box in Ramsey, New Jersey is located in a strip mall complex. The Cigar Box, Inc. had approximately 1 1/2 years remaining on the lease, for approximately 1,500 square feet at $2,000 per month, at the time the Company surrendered the premises to the landlord.

Corporate Offices.
-----------------

     The Company's corporate offices are located at 195 Fairfield Avenue, Suite 3C, West Caldwell, New Jersey 07006, phone number 973-618-9036 at a cost of $2,750 per month commencing March 1, 2000 under a sublease agreement with Anthony Colasanti, a director of the Company. For the previous six months the Company leased smaller office space in Summit, New Jersey, with fewer amenities at a base cost of $2,038 per month.

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

OTC Market

               Calendar               High Bid Price              Low Bid Price
               --------               --------------              -------------

1999         4/th/ Quarter               $     3.50                 $    1.50
             3/rd/ Quarter                   5.3125                     1.625
             2/nd/ Quarter                     4.00                      1.50
             1/st/ Quarter                     4.75                      2.00

1998         4/th/ Quarter               $    2.875                 $    1.25
             3/rd/ Quarter                     4.50                      2.00
             2/nd/ Quarter                    5.375                      2.25
             1/st/ Quarter                     5.25                      3.50

1997         4/th/ Quarter               $    6.625                 $    2.75
             3/rd/ Quarter                     6.50                     3.125
             2/nd/ Quarter                     6.00                      2.00
             1/st/ Quarter                      *                         *

---------------
*  Trading did not commence until 2nd Quarter.

     The closing bid price of the Common Stock on the OTC Bulletin Board on June 12, 2000, was $2.12 per share.

Holders.
-------

     As of June 12, 2000, there were approximately 120 holders of the Company's Common Stock, who collectively held 6,139,795 issued and outstanding shares.

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

     In October 1998 the Company granted an option to purchase 10,000 shares of common stock to a shareholder of the Company. The option was exercisable at $2.53 per share until October 6, 2001. The transaction was exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction. Those options were cancelled.

     In June 1999, the Company entered into a loan agreement with Ashley North, Inc., and in connection with that loan, issued a promissory note and 25,000 shares of its common stock in June 1999 and an additional 25,000 shares in December 1999. The transaction was exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

     In June 1999, the Company issued 100,000 shares of its common stock to an accredited investor for $50,000. The transaction was exempt under Section 4(2) of the Act.

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

     In October 1999, the Company granted an option to purchase 20,000 shares of common stock to John Koenig, a shareholder of the Company, as part of his employment agreement. The option is exercisable at $1.50 per share until October 6, 2001. The transaction was exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

     In October 1999, the Company issued, as a bonus to an employee, warrants to purchase 5,000 shares of common stock at $1.00 per share, exercisable for one year.

     In October 1999, the Company issued an aggregate of 1,250,000 shares to an investor and two companies controlled by that investor, all of them accredited investors, for gross proceeds of $1,250,000 or $1.00 per share. One of the companies also received warrants to purchase an aggregate of 750,000 shares of common stock exercisable at $1.25 per share until October 31, 2002. A finder's fee was paid to a third company on this portion of the offering in the amount of $125,000 and warrants to acquire 75,000 shares of common stock exercisable at $1.25 per share for five years.

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

     Stock issued in October 1999:


                                                        Number of Shares
                    Name                                  and Warrants
                    ----                                  ------------

                    Joseph Roselle                            50,000

                    Anthony R. Mautone                        15,000

                    Christopher Colasanti                     15,000

                    Michael Hunt                              15,000

                    Vincent Bonomo                             7,500

                    Catherine Bonomo                           7,500

     Stock issued in November 1999:


                                                          Number of Shares
                    Name                                    and Warrants
                    ----                                    ------------

                    Dennis Mautone                            15,000

                    Joseph Capozza                            12,500

                    Daniel Coiro                              12,500

     In January 2000, the Company sold 97,500 shares of common stock at $1.00 per share, less a finder's fee of $8,500, and an equal number of warrants good for purchasing shares of common stock for $1.25 per share, exercisable for one year, to the following accredited investors:


                                                   Number of Shares
                      Name                           and Warrants
                      ----                           ------------

                      Joseph Pontoriero                 25,000

                      Anthony R. Mautone                15,000

                      Joseph Capozza                    25,000

                      Daniel Coiro                      25,000

                      Andrew Scott                       7,500


     The offering was conducted in reliance on Section 4(2) of the Act and Rule
506. No commissions or finder's fees were paid on the transactions.

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


     The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

     In March 2000, the Company sold 450,000 shares of common stock at $0.50 per share, and an equal number of warrants good for purchasing shares of common stock at $1.00 per share, exercisable for two years, to the following accredited investors:

                                                  Number of Shares
               Name                                 and Warrants
               ----                                 ------------
               Joseph Roselle                          150,000

               Joseph Giamanco                         150,000

               Gary Herman                             150,000


     The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

     In March 2000, the Company sold 25,000 shares of common stock at $0.50 per share, and an equal number of warrants good for purchasing common stock at $1.25 per share, exercisable for one year, to Trebor Trading & Investment Limited, an accredited investor. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

     In March 2000, the Company issued 10,000 shares of its common stock to Fred Ferguson and 2,000 shares to William Mills, both accredited investors, at $1.00 per share, with an equal number of warrants at $1.00 per share, exercisable for one year. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

     In March 2000, the Company issued 125,000 shares of its common stock to The Orbiter Fund and 125,000 shares to The Viator Fund, both accredited investors, in consideration of a $1,000,000 bridge loan to the Company. Capital Research, which acted as the finder in the transaction, received 27,500 shares. The transaction was conducted in reliance on Section 4(2) of the Act and Rule
506.

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

     Marketing and administrative expenses totaled $1,304,319 and $534,240, for the years ended December 31, 1999 and 1998, respectively. Of the total marketing and administrative expenses in 1999, $486,624, or 37%, is attributable to administration of the ferry service and $710,920, or 55%, is attributable to corporate administration. For the comparable period in the prior year, 17%, or $91,120, of the total marketing and administrative expenses was attributable to the administration of the ferry service and $287,056, or 54%, was attributable to corporate administration. Salaries and related benefits for ferry administration totaled $285,150, or 22%, and $64,028, or 12%, of the marketing and administrative expenses for the years ended December 31, 1999 and 1998, respectively. The increase was attributable to the addition of headcount as the operation expanded. Corporate management compensation represented $374,229, or 29%, and $183,334, or 34%, of the total category for the period ended 1999 and 1998, respectively. The Company incurred occupancy expense, including utilities and maintenance for the 1999 period under review totaling $41,013 as compared to $8,068 for the prior period in 1998 when it utilized available space in the offices of certain officers and directors, as well as at the Cigar Box.

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

Liquidity and Capital Resources.
-------------------------------

     Since inception the Company has funded its operations primarily through cash generated from private placements of debt and equity securities and institutional financing. In October 1998, the Company acquired 80% of the stock of New York Fast Ferry and commenced operating fast ferry service from the Highlands in Monmouth County (NJ). As part of the transaction, the Company guaranteed payment and satisfaction of NY Fast Ferry's outstanding liabilities. The NY Fast Ferry operation generates sufficient cash-flow to cover its direct operating costs. However, the NY Fast Ferry operation does not yet generate enough cash to carry its debt service, other than one preferred ship mortgage, to fund the capital improvements and capital expenditures necessary for the Company to expand its operations and to implement its strategic business objectives.

     As of December 31, 1999, the Company had outstanding two notes payable and preferred ship mortgages (first senior liens) with a financial institution, one on the ferry vessel M/V Finest and one on the ferry vessel M/V Bravest, of $5,156,274 and $5,127,461, respectively, which bear interest at 9.25% per annum. Both ship mortgages each require monthly payments of principal and interest in the amount of $56,719 through September 10, 2005, with final payments of $3,572,971 and $3,626,691, respectively, due on October 10, 2005.

     The Company also has a line of credit with an outstanding balance at December 31, 1999 of $1,254,913 with the same financial institution that holds the preferred ship mortgages. The line of credit, secured by the M/V Finest and the M/V Bravest, requires monthly payments of $15,000 through April 10, 2000, plus principal payments of $45,000 in January 1999, $343,333 on May 1, 1999 and October 1, 1999, and a payment of $343,333 on March 1, 2000, and a final payment of $934,319 on December 10, 2000. All payments are current. The note carries no interest, but has been discounted to a net present value using a discount rate of 9.25% per annum. These two preferred ship mortgages and the line of credit are further secured by cross collateralization agreements, assignment of personal property, a pledge of a potential receivable arising out of a lawsuit against the City of New York, and a Company guarantee. Moreover, the financial institution was granted warrants to purchase 200,000 shares of Company stock at $2.60 per share exercisable through March 16, 2004. As of this date the Company is in final stages of negotiations with respect to the December 2000 payment in excess of $900,000 and expects to restructure that payment in a more favorable manner for the Company.

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

Subsequent Events.
-----------------

     In the first quarter of 2000, the Company successfully raised a net of approximately $390,000 in equity funding through private placements with accredited investors of 634,500 shares with warrants for the purchase of an additional 634,500 shares of common stock at $1.00 to $1.25 per share exercisable for one year from date of issuance. The Company also issued a total of 250,000 shares of common stock to two investment funds (125,000 shares each) in consideration of a $1,000,000 bridge loan to the Company. The Company issued 27,500 shares of common stock to a finder on that transaction.

Forward-Looking Statements.
--------------------------

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


     The names, ages, municipalities of residence, positions with the Registrant, and principal occupations of the directors and executive officers of the Registrant as of June 1, 2000 are as follows:

         Name, Age and
     Municipality Residence                      Office                             Other Business Experience
     ----------------------                      ------                             -------------------------
Anthony Cappaze                    Chairman, Chief Executive Officer of       President of Trinity Group since
Short Hills, NJ                    the Company and Director since its         1998; Regional Manager for Northern
Age:  56                           inception.                                 Telecom 1983 - 1998.


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


Gregory J. Hanke                   Director of the Company since              President of Hanke Realty, Inc. since
Freehold, NJ                       June, 2000.                                1985. Chief Financial Officer of Phoenix
Age: 50                                                                       Funding since 1996.


John Ferreira, Jr.                 Chief Financial Officer of the             Corporate Controller of ESC Sharplan
Washington Township, NJ            Company since May 2000.                    Medical Systems, North American
Age:  37                                                                      Operations from November 1995 to
                                                                              April 2000.  Senior Financial and
                                                                              Operating Analyst for Volvo Car
                                                                              Finance from August 1994 to November
                                                                              1995.

     The Board of Directors currently serves as the Company's Audit Committee. The Board may appoint a separate committee before the end of the year.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.
--------------------------------------------------------------------

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors and certain of its officers to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and NASDAQ. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that all reports on Forms 3, 4 or 5 required to be filed were filed on a timely basis for the fiscal year ended December 31, 1999, other than Mr. Ferreira; the Viator Fund Ltd; and Michael Lauer; who all failed to timely file Forms 3.

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

                                                  SUMMARY COMPENSATION TABLE

       FISCAL YEAR COMPENSATION                                                     LONG TERM COMPENSATION

                                                                 Awards                                   Payouts
                                                                 ------                                   -------

                                                                                           Restricted
                                                                                             Shares                 All other
                                                                      Securities under   or Restricted      LTIP     Compen-
     Name and                   Salary/(1)/   Bonus   Other Annual      Option/SARs          Share        Payouts    sation
Principal Position    Year         ($)         ($)    Compensation        Granted            Units          ($)       ($)
------------------    ----         ---         ---    ------------        -------            -----          ---       ---
Anthony Cappaze/      1999       100,000        0          0              200,000              0             0       5,700
Chairman              1998        75,000        0          0                    0              0             0         0
and CEO               1997        75,000        0          0                    0              0             0         0

_____________
(1) The base compensation is recorded and accrued, but payment is deferred in the interest of optimizing the Company's cash flow.


Stock Option Plan.
-----------------

     The Board of Directors of the Company has adopted an employee stock option plan effective March 10, 2000, subject to shareholder approval by March 10, 2001. The employee stock option plan was adopted in order to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to the Company's employees and to promote the success of the Company's business. The Company has reserved 1,115,000 shares of its common stock under the stock option plan. As of the date hereof, no options have been granted under the stock option plan.

Agreements with Management.
--------------------------

     The Company had employment agreements with Messrs. Cappaze and Matusek that provide for annual salaries of $75,000 each through April 30, 1998 and $100,000 each, thereafter. Mr. Cappaze and Mr. Colasanti signed new employment agreements in January 2000, and Mr. Matusek's agreement ended March 31, 1999. Mr. Cappaze and Mr. Matusek have deferred a significant portion of their compensation under these agreements. This deferred compensation carries an interest rate of 4% per annum. As of December 31, 1999, the total deferred compensation, including interest due, was $449,541.

     The Company entered into an employment agreement with John Ferreira on April 30, 2000. For the period from May 1, 2000 to December 31, 2000, Mr. Ferreira will receive a salary at the rate of $100,000 per annum. Beginning January 1, 2001, Mr. Ferreira's salary will be $125,000 per year.

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

                      OPTION/SAR GRANTS IN PREVIOUS YEAR
                               INDIVIDUAL GAINS

                    Number of        % of Total
                    Securities      Options/SARs
                    Underlying       Granted to
                   Options/SARs     Employees in     Exercise or Base    Market Price on
Name               Granted (#)       Fiscal Year       Price ($/Sh)       Date of Grant     Expiration Date
----               -----------       -----------       ------------       -------------     ---------------
Anthony Cappaze       200,000            48%               $1.75               $1.75            06/11/02
Anthony Colasanti     100,000            24%               $1.50               $1.50            12/20/01

_____________

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of June 12, 2000, the number of shares of the Company's outstanding $0.01 par value common stock beneficially owned by each of the Company's current directors and the Company's executive officers, the number of shares beneficially owned by all of the Company's current directors and named executive officers as a group, and the number of shares owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of common stock:

                                              Amount and        Percent
                                               Nature of           of
                 Name and Address             Beneficial         Common
               Of Beneficial Owner             Ownership         Stock
               -------------------             ---------         -----
        Anthony Cappaze                       1,509,850/(1)/     23.1%
        195 Fairfield Avenue, Suite 3C
        West Caldwell, NJ 07006

        Anthony Colasanti                       390,000/(2)/      6.0%
        195 Fairfield Avenue, Suite 3C
        West Caldwell, NJ 07006

        Francis P. Matusek                    1,050,400/(3)/     17.1%
        186 Highway 34
        Matawan, New Jersey 07747

        Ray Wright                              150,000/(4)/      2.4%
        One Springfield Avenue
        Summit, NJ 07901

        John Ferreira, Jr.                            0            *
        195 Fairfield Avenue, Suite 3C
        West Caldwell, NJ 07006

        Gregory J. Hauke                         26,500            *
        195 Fairfield Avenue, Suite 3C
        West Caldwell, NJ 07006

        All directors and executive           2,976,750/(5)/     43.2%
        officers as a group
          (five persons)

_________________________
*Less than one percent.

(1) Includes 718,700 shares owned by Cappaze Associates, L.P., of which Mr. Cappaze is the General Partner; 78,000 shares owned by Elchanan Dulitz FBO Ashley North Ave. Inc., to which Mr. Cappaze pledged stock to secure a loan to the Company; 15,000 shares owned by Mr. Cappaze's spouse; options to acquire 200,000 shares at $1.75 per share until 6/11/2002; warrants to purchase 100,000 shares at $1.25 per share until 10/27/2001; and warrants to purchase 100,000 shares at $1.00 per share until January 2003. Does not include options to acquire 200,000 shares at $1.00 per share until 1/1/07, which are not exercisable before 1/1/02.

(2) Includes options to acquire 100,000 shares at $1.50 per share until 12/20/2001; warrants to purchase 100,000 shares at $1.25 per share until 10/27/2001; warrants to purchase 100,000 shares at $1.00 per share until January 2003; and warrants to purchase 50,000 shares at $1.00 per share until January 2002. Does not include options to acquire 100,000 shares at $1.00 per share until 1/1/07, which are not exercisable before 1/1/02.

(3) Includes 710,000 shares owned by Sun-Rize Ferry Service, L.P., of which Mr. Matusek is the General Partner; and 2,250 shares owned by Mr. Matusek's spouse.

(4) Includes options to acquire 100,000 shares at $1.00 per share until 12/04. Raymond F. Wright tendered his resignation as Treasurer, effective 03/15/00.

(5)  Includes footnotes 1 through 3.

Other Owners.
------------

     To the knowledge of the Directors and Senior Officers of the Company, as of June 12, 2000, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than the following:

                                                   Amount and      Percent
                                                    Nature of         of
                Name and Address                   Beneficial       Common
              of Beneficial Owner                  Ownership        Stock
              -------------------                  ---------        -----
         Lancer Offshore, Inc.                     500,000           8.1%
         c/o Kaya Flamboyan 9
         Curacao Netherlands Antilles

         The Viator Fund Ltd.                    1,375,000/(1)/     20.0%
         c/o Kaya Flamboyan 9
         Curacao Netherlands Antilles

         Michael Lauer                           2,250,000/(2)/     32.7%
         c/o Kaya Flamboyan 9
         Curacao Netherlands Antilles

_____________
(1) Includes warrants to purchase 750,000 shares at $1.25 per share until 12/31/2002.

(2) Mr. Lauer is Managing Director of Lancer Offshore, Inc., The Viator Fund Ltd. and The Orbitor Fund. This total includes 500,000 shares beneficially owned by Lancer Offshore, Inc.; 1,375,000 shares and warrants beneficially owned by The Viator Fund, Ltd.; 125,000 shares owned by The Orbitor Fund; and 250,000 shares directly owned by Mr. Lauer.

     There are no current arrangements or agreements pledging securities which could in the future result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions

     In June 1999 Anthony Cappaze, an officer and director of the Company, was granted options to purchase 200,000 shares of common stock exercisable at $1.75 per share for three years. In October 1999, Mr. Cappaze was granted warrants to purchase 100,000 shares of common stock at $1.00 per share for two years. Mr. Cappaze signed a new Employment Agreement as of January 2000, which provides that he receives warrants for the purchase of 100,000 shares of common stock at $1.00 per share for three years, and options, which expire on 1/1/07, to acquire 200,000 shares of common stock at $1.00 per share of which options for 100,000 shares are not exercisable until 1/1/02, and the remainder are exercisable commencing 1/1/03. In January 2000, the Board of Directors voted to issue 120,000 shares to Mr. Cappaze in lieu of outstanding salary for 1996 and 1997 of $102,000.

     Anthony Colasanti, an officer and director of the Company, also serves as general legal counsel for the Company. Mr. Colasanti's law firm, Colasanti & Scott, LLP, was paid approximately $5,000 in 1997, approximately $10,000 in 1998 and approximately $30,000 in 1999 by the Company for legal services rendered by his firm to the Company.

     Mr. Colasanti also received as an annual retainer for consulting services, 10,000 shares of common stock in May 1997 and 10,000 shares in May 1998. He received 25,000 shares in May 1999 for legal services in negotiating and closing a loan for the Company. In December 1999, Mr. Colasanti was granted an option to purchase 100,000 shares of common stock at $1.50 per share for two years. In October 1999, Mr. Colasanti was granted warrants to purchase 100,000 shares of common stock at $1.25 per share for two years. Mr. Colasanti signed an employment agreement as of January 2000, which provides that he receives warrants for the purchase of 50,000 shares of common stock at $1.00 for three years, and options, which expire on 1/1/07 for 100,000 shares of common stock at $1.00 per share, of which 50% are exercisable commencing 1/1/02 and the remainder are exercisable beginning 1/1/03. In January 2000, Mr. Colasanti was also granted warrants for the purchase of 100,000 shares of common stock at $1.00 per share for each of two years. These warrants were granted to Mr. Colasanti for services rendered in raising capital for the Company.

     In January 2000, the Board of Directors voted to issue 12,500 shares to Mr. Colasanti in lieu of outstanding salary of $10,625. Mr. Colasanti directed the Company to issue the 12,500 shares to several individuals as gifts from Mr. Colasanti. Of the 12,500 shares, Mr. Colasanti gave a total of 5,000 shares to his two adult sons (2,500 shares each). Neither of these sons live in Mr. Colasanti's household, and none of the other individuals are related to Mr. Colasanti or reside in his household. Thus, Mr. Colasanti is not the beneficial owner of these shares.

     In January 2000, the Board of Directors voted to issue 120,000 shares to Francis Matusek, a director and officer of the Company, in lieu of outstanding compensation of $102,000.

     In October 1999, the Company issued an aggregate of 1,250,000 shares to an investor and two companies controlled by that investor, all of them accredited investors, for gross proceeds of $1,250,000 or $1.00 per share. One of the Companies also received warrants to purchase an aggregate of 750,000 shares of common stock exercisable at $1.25 per share until December 31, 2002. A finder's fee was paid to a third company on this portion of the offering in the amount of $125,000 and warrants to acquire 75,000 shares of common stock exercisable at $1.25 per share for five years.

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

3.2       Bylaws.*

10.1 Stock Purchase Agreement dated 9/9/98 for acquisition of Fast Ferry Holding Corp.*

10.2      Lease Agreement dated 3/30/98 for Aragon Marina.*

10.3      Lease Agreement dated October 1999 for Stamford Property Marina.*

10.4      Letter of Intent for vessel construction.  **

10.5.1    Employment Agreement with John Ferreira.  ***

10.5.2    Employment Agreement with Anthony Cappaze.  ***

10.5.3    Employment Agreement with Anthony Colasanti.  ***

21.1      Subsidiaries of the Registrant.*

27.1      Financial Data Schedule.  Filed herewith.

______________
* Incorporated by reference from the Company's Registration Statement on Form 10-SB, File No. 0-29205.

** Incorporated by reference from the Company's Form 10-KSB/A No. 1 for the fiscal year ended December 31, 1999, File No. 0-29205.
*** Incorporated by reference from the Company's Registration Statement on Form 10-SB/A No. 1, File No. 0-29205.


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

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                             FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                 LIGHTHOUSING LANDINGS, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                                         Page No.
                                                                                         --------
Lighthouse Landings, Inc. and Subsidiaries

     Independent Accountants' Report....................................................    F-1

     Consolidated Balance Sheets
      As at December 31, 1999 and 1998..................................................    F-2

     Consolidated Statements of Operations
      For the Years Ended December 31, 1999 and 1998....................................    F-3

     Consolidated Statements of Changes in Stockholders' Equity
      For the Years Ended December 31, 1999 and 1998....................................    F-4

     Consolidated Statements of Cash Flows
      For the Years Ended December 31, 1999 and 1998.................................... F-5 - F-6

     Notes to Consolidated Financial Statements......................................... F-7 - F 20

Lighthouse Landings, Inc. and Subsidiaries Pro Forma Financial Statements (Unaudited)

     Pro Forma Balance Sheet as at October 6, 1998(Unaudited)...........................    F-21

     Pro Forma Statement of Operations
      For the Period January 1,1998 to October 6, 1998(Unaudited).......................    F-22
      For The Year Ended December 31, 1997(Unaudited)...................................    F-23

     Notes To Pro Forma Financial Statements (Unaudited)................................    F-24

     Pro Forma Adjustments (Unaudited)..................................................    F-25


Fast Ferry Holding Corp. and Subsidiaries

Independent Accountants' Report.........................................................    F-26

     Consolidated Balance Sheets As at October 6, 1998 December 31, 1997
      And December 31, 1996.............................................................    F-27

     Consolidated Statements of Operations and Deficit
      For The Period January 1, 1998 to October 6, 1998 And For The
      Years Ended December 31, 1997 and 1996............................................    F-28

     Consolidated Statements of Cash Flows
      For The Period January 1, 1998 to October 6, 1998 And For The
      Years Ended December 31, 1997 and 1996............................................    F-29

     Notes to Consolidated Financial Statements......................................... F-30 - F-33

             [LETTERHEAD OF WEINICK SANDERS LEVENTHAL & CO., LLP]



                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------


To the Board of Directors and Stockholders
Lighthouse Landings, Inc.


We have audited the accompanying consolidated balance sheets of Lighthouse Landings, Inc. and Subsidiaries as at December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and changes in stockholder's equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained substantial losses for the years ended December 31, 1999 and 1998. In addition at December 31, 1999 the Company has negative working capital of $3,172,194. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     WEINICK SANDERS LEVENTHAL & CO., LLP



New York, N. Y.
February 23, 2000 (Except as to Note 11
as to which the date is March 31, 2000)

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                  A S S E T S
                                  -----------

                                                                                          December 31,
                                                                                 ----------------------------
                                                                                     1999           1998
                                                                                 ------------   -------------
Current assets:
  Cash                                                                           $     97,957   $     62,606
  Inventories                                                                          40,948          1,057
  Net assets of discontinued operations                                                32,582              -
  Prepaid expenses and other current assets                                           127,994         72,308
                                                                                 ------------   ------------
        Total current assets                                                          299,481        135,971

Net assets of discontinued operations                                                       -        727,506

Property and equipment - at cost, less accumulated depreciation                    12,288,880     13,103,525

Goodwill net of accumulated amortization                                            1,112,935      1,193,880

Other assets                                                                           51,764         19,091
                                                                                 ------------   ------------
                                                                                 $ 13,753,060   $ 15,179,973
                                                                                 ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Current maturities of long-term debt                                           $  1,879,764   $  1,332,601
  Notes payable - stockholders                                                        125,000              -
  Accounts payable and accrued expenses                                               948,606        683,952
  Deferred revenues                                                                    68,765         46,566
  Due to officers/stockholders                                                        449,540        484,142
                                                                                 ------------   ------------
        Total current liabilities                                                   3,471,675      2,547,261

Long-term debt - net of current maturities                                         10,064,110     11,301,455
                                                                                 ------------   ------------
        Total liabilities                                                          13,535,785     13,848,716
                                                                                 ------------   ------------
Minority interest                                                                           -         11,071
                                                                                 ------------   ------------
Redeemable common stock                                                                     -        350,000
                                                                                 ------------   ------------
Stockholders' equity:
  Common stock - $.01 par value
    Authorized - 10,000,000 shares
    Issued and outstanding - 4,905,795 shares in 1999 and 3,250,795 in 1998            49,058         32,508
  Additional paid-in capital                                                        5,312,588      3,809,138
  Accumulated deficit                                                              (5,144,371)    (2,621,460)
                                                                                 ------------   ------------
                                                                                      217,275      1,220,186
  Less:  Stock subscription receivable                                                      -       (250,000)
                                                                                 ------------   ------------
        Total stockholders' equity                                                    217,275        970,186
                                                                                 ------------   ------------
                                                                                 $ 13,753,060   $ 15,179,973
                                                                                 ============   ============

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           For the Years Ended
                                                                               December 31,
                                                                 -----------------------------------------
                                                                         1999                  1998
                                                                 -------------------   --------------------
Revenues                                                                $  3,285,978           $    681,167
                                                                        ------------           ------------
Operating costs:
  Ferry operations                                                         1,597,574                287,116
  Depreciation                                                               896,008                222,626
                                                                        ------------           ------------
Total operating costs                                                      2,493,582                509,742
                                                                        ------------           ------------
                                                                             792,396                171,425
                                                                        ------------           ------------

Marketing and administrative expenses                                      1,223,374                514,036
Amortization of goodwill                                                      80,945                 20,204
                                                                        ------------           ------------
                                                                           1,304,319                534,240
                                                                        ------------           ------------

Net loss from operations                                                    (511,923)              (362,815)
                                                                        ------------           ------------
Other expenses:
  Interest (net)                                                           1,473,735                348,249
  Provision for state income taxes                                             1,323                  1,014
                                                                        ------------           ------------
Total other expenses                                                       1,475,058                349,263
                                                                        ------------           ------------
Loss from continuing operations before
  minority share in loss of subsidiary                                    (1,986,981)              (712,078)

Minority share in loss of subsidiary                                          11,071                 42,534
                                                                        ------------           ------------

Loss from continuing operations                                           (1,975,910)              (669,544)
                                                                        ------------           ------------
Discontinued operations:
  Loss from discontinued operations                                         (155,347)              (113,392)
  Estimated loss on disposal                                                (391,654)                     -
  Impairment loss                                                                  -               (331,161)
                                                                        ------------           ------------
Loss from discontinued operations                                           (547,001)              (444,553)
                                                                        ------------           ------------

Net loss                                                                 ($2,522,911)           ($1,114,097)
                                                                        ============           ============

Per share data:
  Basic and diluted:
    Loss from continuing operations                                           ($0.55)                ($0.23)
    Loss from discontinued operations                                          (0.15)                 (0.16)
                                                                        ------------           ------------
    Net loss                                                                  ($0.70)                ($0.39)
                                                                        ============           ============
    Weighted average number of shares outstanding:
      Basic and diluted                                                    3,591,138              2,850,100
                                                                        ============           ============

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                        Additional                     Stock           Total
                                                      Common Stock       Paid-In    (Accumulated   Subscriptions   Stockholders'
                                                      ------------
                                                    Number     Amount    Capital      Deficit)       Receivable        Equity
                                                 ------------  -------  ----------  -------------  --------------  --------------
Balance at January 1, 1998                          2,736,250  $27,363  $2,473,883   ($1,507,273)  $           -    $    993,973
Issuance of shares upon the acquisition of
  Fast Ferries Holding Corp.                          384,545    3,845     969,055             -               -         972,900
Increase of shares for cash                            30,000      300      97,200             -               -          97,500
Stock subscription                                    100,000    1,000     249,000             -        (250,000)              -
Value of 200,000 warrants issued pursuant to
 noteholder for refinancing Corp.                           -        -      20,000             -               -          20,000
Net loss for 1998                                           -        -           -    (1,114,187)              -      (1,114,187)
                                                    ---------  -------  ----------  ------------   -------------    ------------

Balance at December 31, 1998                        3,250,795   32,508   3,809,138    (2,621,460)       (250,000)        970,186
Payments for shares subscribed for                          -        -           -             -         250,000         250,000
Increase of shares for cash                         1,550,000   15,500   1,304,500             -               -       1,320,000
Shares issued to noteholder as interest                50,000      500      99,500             -               -         100,000
Shares issued for services rendered                    55,000      550      99,450             -               -         100,000
Net loss for 1999                                           -        -           -    (2,522,911)              -      (2,522,911)
                                                    ---------  -------  ----------  ------------   -------------    ------------

Balance at December 31, 1999                        4,905,795  $49,058  $5,312,588   ($5,144,371)  $           -    $    217,275
                                                    =========  =======  ==========  ============   =============    ============

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 For the Years Ended
                                                                                                    December 31,
                                                                                             ---------------------------
                                                                                                 1999           1998
                                                                                             ------------   ------------
Cash flows from operating activities:
  Net loss continuing operations                                                              ($1,975,910)     ($669,634)
                                                                                             ------------   ------------
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Minority interests                                                                            (11,071)       (42,534)
    Depreciation                                                                                  904,837        225,086
    Amortization of goodwill                                                                       80,945         20,294
    Amortization of deferred finance cost                                                           4,000            909
    Imputed interest                                                                              156,909         42,440
    Stock issued for services rendered and interest                                               200,000              -
    Deferred revenues                                                                              22,199        (49,746)
    Increase (decrease) in cash flows as a result of
        changes in assets and liabilities net of assets
        and liabilities acquired in an acquisition:
      Accounts receivable                                                                               -          9,826
      Inventories                                                                                 (39,891)        (1,057)
      Prepaid expenses and other current assets                                                   (55,686)       (72,308)
      Accounts payable                                                                            264,654        248,731
      Accrued officers compensation                                                               (34,602)       137,236
      Other taxes                                                                                 (36,673)             -
                                                                                             ------------   ------------
                                                                                                1,455,621        518,877
                                                                                             ------------   ------------
Net cash used in operating activities
  of continuing operations                                                                       (520,289)      (150,757)
                                                                                             ------------   ------------
Cash flows from investing activities:
  Acquisition of property and equipment                                                           (90,192)             -
  Cash paid for acquisition                                                                             -       (105,696)
                                                                                             ------------   ------------
Net cash used in investing activities                                                             (90,192)      (105,696)
                                                                                             ------------   ------------
Cash flows from financing activities:
  Proceeds from loans, net                                                                        400,000         49,779
  Repayments of redeemable stock obligations                                                     (225,000)             -
  Proceeds from stock subscription                                                                250,000              -
  Repayments of long-term debt                                                                 (1,247,091)      (197,448)
  Proceeds from issuance of common stock                                                        1,320,000         97,500
                                                                                             ------------   ------------
Net cash provided by (used in) financing
  activities of continuing operations                                                             497,909        (50,169)
                                                                                             ------------   ------------
Net cash provided by discontinued operations                                                      147,923        231,483
                                                                                             ------------   ------------
Net increase (decrease) in cash                                                                    35,351        (75,139)

Cash at beginning of year                                                                          62,606            479

Cash acquired from acquisition                                                                          -        137,266
                                                                                             ------------   ------------
Cash at end of year                                                                            $   97,957       $ 62,606
                                                                                             ============   ============

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                                                                                            For the Years Ended
                                                                                                December 31,
                                                                                      -------------------------------
                                                                                          1999               1998
                                                                                      -------------     -------------
Supplemental Disclosures of Cash Flow Information:

   Cash paid during the year:
      Interest                                                                           $1,072,251          $166,591
                                                                                      =============     =============
      Income taxes                                                                       $    1,323          $  1,014
                                                                                      =============     =============

Supplemental Schedules of Noncash Activities:

   Stock issued for business acquisition:
      Common stock                                                                       $        -          $972,900
                                                                                      =============     =============
      Redeemable common stock                                                            $        -          $350,000
                                                                                      =============     =============
      Warrants issued as inducement to note holder                                       $        -          $ 20,000
                                                                                      =============     =============

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999


NOTE 1 -  REALIZATION OF ASSETS - GOING CONCERN.

               The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Lighthouse Landings, Inc. (the "Company") has sustained substantial losses for the years ended December 31, 1999 and 1998. In addition, the accompanying consolidated balance sheet as at December 31, 1999 reflects negative working capital of $3,172,194 net tangible capital deficiency of $910,751.

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

               It is management's opinion that the funds to be raised by the sales of its securities and borrowings through March 17, 2000 plus the funds anticipated to be raised through the sale of net assets of the discontinued segments will be sufficient to meet the Company's obligations as they become due.

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

          (f)  Goodwill:

                 Goodwill arising from acquisitions initially represents the excess of the purchase cost over the fair value of identifiable assets less identifiable liabilities. Goodwill is reviewed on an ongoing basis to determine that the value has not been impaired; in 1999 it was determined that the value of the goodwill arising from the purchase of The Cigar Box, Inc. has been impaired and accordingly the remaining unamortized goodwill of $198,654 has been written off to discontinued operations during 1999. The goodwill arising from the acquisition of Fast Ferry Holding Corp. and its wholly owned subsidiaries aggregating $1,214,174 is being amortized over 15 years. Amortization of goodwill charged to operations was $80,945 in 1999 and $20,294 in 1998.

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

          (l)  Loss Per Common Share:

                 Loss per common share is based on the weighted average number of common shares outstanding. In March 1997, the Financial Accounting Standards Broad issued Statement No. 128 ("SFAS 128"), "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations which the Company has adopted. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

                 Since the effect of outstanding options, warrant and convertible debenture conversions are antidilutive in all periods presented, it has been excluded from the computation of loss per common share.

NOTE 3 -  DISCONTINUED OPERATIONS.

                 On October 28, 1999, the Company adopted a plan to sell its real estate and retail/wholesale segments. Accordingly both segments have been accounted for as discontinued operations in the accompanying consolidated financial statements for both 1999 and 1998. The net assets to be disposed of as of December 31, 1999 aggregating $32,582 consists principally of real estate and are recorded as current assets in the accompanying consolidated balance sheet under the caption "Assets held for resale". Management expects the real estate to be sold in late 2000. The estimated loss on disposal of the discontinued operations in 1999 of $391,654 represents: a write-off of the goodwill on The Cigar Box, Inc. of $198,654; and a provision of $193,000 for expected losses during the phase out period. Net sales of the retail segment for 1999 and 1998 were $75,994 and $184,840, respectively. There were no revenues from the real estate segment during 1999 and 1998.

                 The net assets of discontinued operations, which have been segregated in the accompanying balance sheets are summarized as follows:

                                                              December 31,
                                                       --------------------------
                                                          1999            1998
                                                       ----------      ----------
       Assets:
         Cash                                          $    3,129      $    1,189
         Inventory                                         27,401          42,187
         Prepaid expenses                                     100             100
         Property assets, net (See Note 4)                974,359         968,108
         Goodwill                                               -         194,913
                                                       ----------      ----------
                                                        1,004,989       1,206,497
                                                       ----------      ----------
       Liabilities:
         Accounts payable                                 186,334          48,943
         Secured mortgage payable                         443,485         157,288
         Accrued real estate taxes                        342,588         272,760
                                                       ----------      ----------
                                                          972,407         478,991
                                                       ----------      ----------
       Net assets of discontinued operations           $   32,582      $  727,506
                                                       ==========      ==========

       (a)  The mortgage notes payable are summarized as follows:

                                                                           December 31,
                                                                      ---------------------
                                                                        1999         1998
                                                                      --------     --------
     20% demand mortgage on real property
       subject to the tax lien referred to below                      $ 58,267     $157,288

     Second mortgage on real property payable in monthly
       installments (applied firstly to interest) of
       $15,000 from January 10, 2000 through
       May 10, 2000, and three equal monthly
       payments equal to one-third of the balance
       outstanding on June 10, 2000,  commencing
       June 10, 2000.  The loan carries interest at
       18% plus as added inducement to enter into the
       loan, the lender received 50,000 shares of
       common stock valued at $100,000.                                180,023            -

     6% second  demand mortgage on real property                       205,195            -
                                                                      --------     --------

                                                                      $443,485     $157,288
                                                                      ========     ========

     (b) Real estate taxes liens have been recorded by local governmental authorities because of non-payment of said property taxes arising from a dispute over property tax valuations. The Company is currently attempting to resolve the dispute.

NOTE 4 -  PROPERTY AND EQUIPMENT.

               Property and equipment is summarized as follows:

                                                            December 31,
                                                    ---------------------------
                                                        1999            1998
                                                    -----------     -----------
          Continuing operations:
            Ferries                                 $13,300,000     $13,300,000
            Computers and office equipment               38,887          29,502
            Furniture and fixtures                      106,244          25,437
                                                    -----------     -----------
                                                     13,445,131      13,354,939
            Less: Accumulated depreciation            1,156,251         251,414
                                                    ===========     ===========

                                                    $12,288,880     $13,103,525
                                                    ===========     ===========

          Discontinued operations:
            Land and buildings                      $   931,181     $   918,680
            Furniture and fixtures                       62,260          62,260
                                                    -----------     -----------
                                                        993,441         980,940
            Less: Accumulated depreciation               19,082          12,832
                                                    -----------     -----------
                                                    $   974,359     $   968,108
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

               As at December 31, 1998, the 70,000 shares subject to the put option were not treated as equity, but rather as a liability under the caption "Redeemable Common Stock" in the amount of $350,000 (70,000 @ $5.00). During March 1999 the puts were exercised and the Company redeemed and retired the 70,000 shares. At December 31, 1999, the Company is still indebted to the selling stockholders in the amount of $125,000. Such amount is due in 2000 and bears interest at 12% per annum. The selling shareholders are holding the remaining 25,000 unpaid shares as security for the obligation.

               The acquisition has been accounted for as a purchase.

               The assets acquired and the liabilities assumed in connection with the aforementioned acquisition of the NY Fast Ferry group is as follows:

        Fair value of identifiable assets acquired                         $13,475,702
        Fair value of liabilities assumed                                   13,207,673
                                                                           -----------
                                                                               268,029
        Minority interest                                                       53,607
                                                                           -----------
        Net fair value of 80% interest in
          Fast Ferry Holding Corp.                                             214,422

        Purchase cost:
          Issuance 454,545 common shares
            at fair market of $2.53 per share             $1,150,000
          Legal and accounting fees                          105,696
          Excess price over fair market
            value of 70,000 shares subject to put            172,900
                                                          ----------

                                                                             1,428,596
                                                                           -----------

        Excess of cost over net identifiable
          assets purchased (goodwill)                                      $ 1,214,174
                                                                           ===========

               The unaudited consolidated results of operations on a pro forma basis, as if the NYFF Group had been acquired at the beginning of the periods presented are as follows:

                                                        For the Year Ended
                                                            December 31,
                                                    ---------------------------
                                                       1998            1997
                                                    -----------     -----------
            Net sales                                $1,488,750      $1,474,616
            Costs and expenses - net                  3,361,228       4,740,927
                                                    -----------     -----------

            Loss from continuing operations         ( 1,872,478)    ( 3,266,311)
            Loss from discontinued operations       (   444,553)    (   592,748)
            Extraordinary item                          282,088               -
            Cumulative effect of a change in
             accounting principles                  (   178,678)              -
                                                    -----------     -----------

            Net loss                                ($2,213,621)    ($3,859,059)
                                                    ===========     ===========

NOTE 6 -    INCOME TAXES.

               The components of the provision (benefit) for income taxes are as follows:

                                                               For the Year Ended December 31,
                                                    ----------------------------------------------------------
                                                            1999               %          1998          %
                                                    ---------------------  ----------  -----------  ----------
Loss from continuing operations
  before income taxes                                    ($1,974,587)                  ($668,530)
                                                         -----------                   ---------

Computed tax benefit
  at statutory rate                                         (671,100)      (34.0)       (227,300)      (34.0)

State income tax                                               1,323           -           1,014           -

Non-deductible portion of
  Amortization of goodwill
    and finance costs                                         28,900         1.5           7,200         1.1
  Depreciation of property assets                             95,000         4.8          23,700         3.5

Compensatory element of
  stock issuance                                              68,000         3.4               -           -

  Other                                                       10,000         0.5          10,000         1.5

Reserve for operating loss
  carryforward tax asset                                     469,200        23.8         186,400        27.9
                                                         -----------      ------       ---------   ---------

Income tax                                               $     1,323           -       $   1,014           -
                                                         ===========      ======       =========   =========

               The net operating loss carryforwards at December 31, 1999 expire as follows:


                         2009                  $   62,000
                         2010                     107,000
                         2011                      93,000
                         2012                   1,228,000
                         2013                   1,531,000
                         2014                     665,000
                                               ----------

                                               $3,686,000
                                               ==========

               The Tax Reform Act of 1986 enacted a complex set of rules limiting the utilization of net operating loss carryforwards to offset future taxable income following a corporate ownership change. Among other things, the Company's ability to utilize the net operating loss carryforward of Fast Ferry Holding Corp. is limited following the change in ownership in excess of fifty percentage points in any three-year period which accrued at acquisition. The effects, if any, of the change in ownership are not reflected in the foregoing tables.

NOTE 7 -   LONG-TERM DEBT.

               Long-term debt is as follows:
                                                             December 31,
                                                             ------------
                                                          1999          1998
                                                          ----          ----

Mortgage note payable, secured by the
  vessel "Finest" due in monthly install-
  ments of $61,875 through March 10, 1999,
  and $56,719 through September 10, 2005,
  including interest at 9.25% per annum, with a
  final payment of $3,626,691 due October 10,
  2005.                                            (a) $ 5,156,274  $ 5,308,158

Mortgage note payable, secured by the vessel
  "Bravest" due in monthly installments of
 $59,063 through March 10, 1999 and
  $56,719 through September 10, 2005, including
  interest at 9.25% per annum, with a final
  payment of $3,572,971 due October 10, 2005.      (a)   5,127,461    5,276,094

Note payable, secured by the vessel "Finest"
  and "Bravest", payable in fifteen monthly
  installments of $15,000 commencing in
  February 1999, payment of $343,333 on
  March 31, 2000 and a final payment of
  $934,319 on December 10, 2000
  including imputed interest of 9.25%.             (a)   1,254,913    1,994,670

10% interest bearing obligation payable in two
  installments of $100,000 each on March 15,
  2000 and July 15, 2000 and as final payment of
  $200,000 January 15, 2001.                               400,000            -
Other                                                        5,226       55,134
                                                       -----------  -----------

                                                        11,943,874   12,634,056
Portion due within one year                              1,879,764    1,332,601
                                                       -----------  -----------

Long-term debt - less current maturities               $10,064,110  $11,301,455
                                                       ===========  ===========

(a)  The two first mortgages on the ships and note payable are secured through
(i) cross collateralization agreements; (ii) assignments of charter agreements and other personal property, (iii) a pledge of a potential receivable arising from a lawsuit against the City of New York and (iv) cross corporate guarantees.

     Reference is made to Note 9(c)(i) regarding warrants issued to the noteholder. The secured debt obligations mature as follows:

                    2000                                 $ 1,879,764
                    2001                                     668,352
                    2002                                     513,559
                    2003                                     563,130
                    2004                                     617,485
                Thereafter                                 7,701,584
                                                         -----------
                                                         $11,943,874
                                                         ===========

NOTE 8 -  CAPITAL STOCK.

          (a)  Stock Issued for Consideration Other Than Cash:

               On October 5, 1998, the Company issued 454,545 common shares valued at $2.53 per share (the market value at time of sale) for 80% of the outstanding stock of Fast Ferry Holding Corp (see Note 5).

               Pursuant to the provisions of a note payable obligation entered into in June 1999, the Company issued 50,000 shares of its common stock as additional interest who fair value at the time of issuance was $100,000.

               During 1999, the Company issued 55,000 shares having a fair market value on the date of issuance was $55,000 to a director for services rendered.

               During 1999 a consulted to the Company purchased 50,000 shares of common stock for $5,000 in cash. The variance between the fair value of the shares issued and the cash proceeds aggregating $45,000 was charged to operations as compensation.

          (b)  Stock Issued for Cash:

               During 1998, the Company sold 30,000 shares of its common stock for $97,500. During 1999, the Company sold 1,480,000 shares of its common stock for $1,320,000.

          (c)  Stock Subscriptions Receivable:

               During 1998, 100,000 common shares were subscribed for at a price of $2.50 per share. The aggregate amount of the subscription of $250,000 is treated as a reduction of stockholders' equity in the accompanying 1998 consolidated balance sheet. The subscription was paid in full in October 1999.


NOTE 9 -  STOCK OPTIONS AND WARRANTS.

               A summary of activity related to non-qualifying stock options and warrants granted by the Company is as follows:

                                                                                                Exercise Price
                                                        Options             Warrants              Per Share
                                                        -------             --------          ----------------
     Outstanding at December 31, 1997                    47,500                    -              $4.00
     Granted during 1998                                 10,000              200,000          $1.88 to $2.60
     Expired in 1998                                    (47,500)                   -              $4.00
                                                       --------            ---------

     Outstanding at December 31, 1998                    10,000              200,000          $1.88 to $2.60
     Granted during 1999                                410,000            1,380,000          $1.00 to $1.75
                                                       --------            ---------

     Outstanding at December 31, 1999                   420,000            1,580,000          $1.88 to $2.60
                                                       ========            =========

     (a)  Stock Options Granted in 1998:

            Pursuant to a consulting agreement entered into on September 1, 1997, the Company agreed to issue options to purchase up to an aggregate of 56,250 shares of its common stock at $4.00 per share. In 1997, 8,750 options were exercised at $4.00 and the remaining 47,500 expired in 1998.

            The Company granted an option to a employee/stockholder pursuant to an employment contract to purchase 10,000 shares at a price of $1.88 per share which was the fair value at date of grant. Such option is exercisable through October 6, 2000.


     (b)  Stock Options Granted in 1999:

            The Company granted an option to a employee/stockholder to purchase 20,000 shares at a price of $1.50 per share which was the fair value at date of grant. Such option is exercisable through October 6, 2001.

            In June 1999, the Company's President was granted options to purchase 200,000 shares exercisable through October 6, 2002 at a $1.75 per share which was the fair value on the date of grant. Such options were granted for his guaranteeing and securitising an obligation of the Company.

            Also in October an officer and a director each received options to purchase 100,000 common shares exercisable at $1.50 per share which was the fair value at the date of grant. The officer's option expires on December 20, 2001 and the other expires on December 20, 2004.

            Assuming the fair market value of the stock at the date of grant to be equal to option exercise price, the life of the options to be from 1.3 years to 5 years the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $8,052 and $2,013 for the years ended December 31, 1999 and 1998, respectively, as calculated by the Black-Scholes option pricing model. As such, proforma net loss and loss per share would be as follows:

                                                  For the Years Ended
                                                      December 31,
                                             -------------------------------
                                                 1999                1998
                                             -----------         -----------

        Net loss as reported                 ($2,522,911)        ($1,114,187)

        Additional compensation                    8,052               2,013
                                             -----------         -----------

        Adjusted net loss                     (2,530,963)         (1,116,200)
                                             ===========         ===========

        Loss per share as reported                 ($.70)              ($.39)
                                             ===========         ===========

        Adjusted loss per share                    ($.70)              ($.39)
                                             ===========         ===========

          (b)  Warrants:

               (i)  Warrants Granted in 1998:

                      In connection with the Company's refinancing the debt of
               Fast Ferry Holding Corp., on October 5, 1998, the Company granted the noteholder warrants to purchase 200,000 shares of its common stock at $2.60 per share, the market value at time of grant. Such warrants were granted pursuant to the refinancing of the two ferries owned by the NYFF Group. The warrants are exercisable through March 16, 2004. Management has put a $.10 value on the warrants. Accordingly, deferred interest expense of $20,000 was recorded at the time of issuance and amortization of $4,000 and $909 has been charged to operations 1999 and 1998, respectively.

               (ii) Warrants Granted in 1999:

                      In July 1999, as part of a financing agreement, a lender
               was issued a warrant to acquire 200,000 common shares for three years at $1.00 per share.

                      As an inducement to purchase shares of the Company's
               common stock, warrants to purchase 900,000 shares were granted to individuals who purchased stock in 1999 and 75,000 warrants were issued to a financial consultant as a finder's fee relating to the sale. These warrants are exercisable at various times through December 31, 2002 at prices ranging from $1.00 to $1.25.

                      On October 27, 1999 warrants to purchase 100,000 common
               shares were granted to both of the Company's President and Secretary. The warrants are exercisable through October 27, 2001 at $1.25 per share which was the fair market value of the Company's common stock at date of issuance. An employee received a warrant to acquire 5,000 common shares at $1.00 per share exercisable for one year.

NOTE 10 -  COMMITMENTS AND CONTINGENCIES.

           (a)   Leases:

           (i) The Company and its subsidiaries have a number of operating lease agreements involving office and retail store space, and office equipment. These leases are non-cancelable and expire on various dates through December 2, 2001. Annual payments under these lease agreements amount to approximately $25,000.

           (ii) The NYFF Group operates from leased property in Highlands, NJ (the Aragon site). The lease is for five years, and commenced May 1998. Lease payments are dependent on daily passenger volume using the leased property, and averaged approximately $24,250 per month during 1999. As the passenger volume using the Aragon site increases, the lease payments will increase proportionately. In addition, the NYFF Group rents other facilities on short-term leases. Rents under the short-term leases aggregate approximately $2,500 per month.

           (iii) In November 1999, the Company completed negotiations to lease a property in Stamford, CT as a base for ferry service to and from Manhattan and LaGuardia Airport. Subject to the approval process outlined in Note 1, the lease will have an initial term of five years, with payments commencing in March 2000 at $8,333 per month.

           (b)  Employment Contracts:

                  The Company has entered into new employment agreements with its executive officer Anthony Cappaze and its Secretary, Anthony Colasanti in 2000. The agreements provide for a base salary of $150,000 and $120,000 per year, respectively, for three years. Under these agreements Mr. Cappaze received 100,000 warrants and Mr. Colasanti 50,000 warrants to purchase a like number of the Company's common shares exercisable through January 2003 at the fair market value of the common stock on the date of grant of $1.00 per share. Messers Cappaze and Colasanti also received as a condition of their contract options to purchase 200,000 and 100,000, respectively, shares of common stock at $1.00 per share through January 2007. Half of these options are exercisable in January 2002 and the officers are first able to exercise the other 50% in January 2003. Mr. Colasanti also received a warrant to acquire 100,000 common shares for two years at $1.00 per share.

                  The NYFF Group has entered into an employment contract with its President which provides for a salary of $90,000 each year through October 4, 2003. Pursuant to the contract, the President is to be granted an option to purchase 10,000 shares of the Company's common stock each year at the fair market value on the grant date.


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


NOTE 11 -  SUBSEQUENT EVENTS.

           (a)  Sales and Issuances of Securities

                  During the period from January 17, 2000 through March 1, 2000, the Company sold, at a price of $1.00 each, 147,500 units comprised of 147,500 shares of its common stock and warrants to acquire an additional 147,500 shares of its common stock at a price of $1.00 per unit. The warrants are exercisable for one year at $1.25 per share.

                  During the period from March 10, 2000 through March 17, 2000, the Company sold, at a price of $0.50 each, 475,000 units comprised of 475,000 shares of its common stock and warrants to acquire an additional 475,000 common shares. The warrants are exercisable for two years from issuance at $1.25 per share. Additionally, the Company sold an aggregate of 12,000 common shares and warrants to acquire 12,000 common shares at $1.00 per share to two individuals, for $12,000.

                  In December an officer and a former director each received options to purchase 100,000 common share exercisable at $1.50 per share which was the fair value at the date of grant. The officer's option expires on December 20, 2001 and the other expires on December 20, 2004.

                  In January, 2000, two officer/directors and a third director were issued an aggregate of 252,500 shares of the Company's common stock in lieu of payment of $214,650 of the unpaid compensation and interest thereon owed to them which aggregated $460,166 at December 31, 1999.


           (b)  Bridge Loan:

                  On March 11, 2000, the Company received proceeds of two bridge loans aggregating $1,000,000. The loans, which bear interest at 10% per annum payable quarterly, are payable nine months from issuance. To obtain the loans, the Company issued to each loan holder 125,000 shares of unregistered common stock with on-demand registration and unlimited piggyback rights. The fair value of the shares at issuance aggregating $125,000 which will be charged to operations as additional interest over the life of the loans.

                  The loans may be repaid anytime within nine months of issuance, however, the loans must be repaid out of the proceeds of a financing greater than $2,000,000. Initially the loans are convertible into common stock at $1.50 per share. In the event the loans are not redeemed in full within nine months from issuance, the loans are in default, and become convertible at $1.00 per share for the first 90 days of the default period and are further reduced to $.50 thereafter. In addition, in the event of default, the Company must issue to each of the loan holders 50,000 warrants exercisable at $.25 per share for each 30 days period until repaid.

                  The Company employed the services of a financial consultant to arrange for the above financing. The consultant received as payment for this service (i) a 10% interest bearing note payable on December 10, 2000 in the amount of $100,000, (ii) 27,500 shares of the Company's common stock whose fair market value at date of issuance was $13,750.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                     PRO FORMA CONSOLIDATED BALANCE SHEET

                             AS AT OCTOBER 6, 1998
                                  (Unaudited)

                                                 Lighthouse         Fast Ferry
                                               Landings, Inc.      Holding Corp.
                                              and Subsidiaries   and Subsidiaries     Pro Forma Adjustments         Pro Forma
                                              ----------------   ----------------     ----------------------       -----------
                                                (Historical)       (Historical)       Debit           Credit       As Adjusted
                                                ------------       ------------       -----           ------       -----------
           A S S E T S
           -----------
Current assets:
  Cash                                            $      8,245     $    137,266     $        -      $        -      $   145,511
  Accounts receivable                                        -            9,826              -               -            9,826
  Assets held for resale of
    discontinued operations                            961,412                -              -               -          961,412
  Prepaid expenses                                      12,097                -              -               -           12,097
                                                  ------------     ------------     ----------      ----------      -----------
          Total current assets                         981,754          147,092              -               -        1,128,846

Property and equipment                                       -        9,137,960      4,190,648 (B)           -       13,328,608
Goodwill                                                     -                -      1,214,174 (C)           -        1,214,174
Investment in Fast Ferry Holding Corp.                       -                -      1,428,596 (A)   1,428,596 (C)            -
                                                  ------------     ------------     ----------      ----------      -----------

                                                  $    981,754     $  9,285,052     $6,833,418      $1,428,596      $15,671,628
                                                  ============     ============     ==========      ==========      ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Current liabilities:
  Current maturities of long-term obligations     $          -     $  1,091,389     $        -      $        -      $ 1,091,389
  Accounts payable                                           -          372,077              -               -          372,077
  Deferred revenues                                          -           96,312              -               -           96,312
  Accrued expense and other current liabilities              -                -              -         105,696 (A)      105,696
  Due to officers/stockholders                         282,271                -              -               -          282,271
                                                  ------------     ------------     ----------      ----------      -----------
          Total current liabilities                    282,271        1,559,778              -         105,696        1,947,745

Long-term obligations                                        -       11,647,895              -               -       11,647,895
Minority interest                                            -                -              -          53,605 (B)       53,605
Redeemable common stock                                      -                -              -         350,000 (A)      350,000
                                                  ------------     ------------     ----------      ----------      -----------
          Total liabilities                            282,271       13,207,673              -         509,301       13,999,245
                                                  ------------     ------------     ----------      ----------      -----------

Stockholders' equity:
  Common stock                                          28,663          205,000        205,000 (C)       3,845 (A)       32,508
  Additional paid-in capital                         2,647,284                -              -         969,055 (A)    3,616,339
                                                             -                -      4,137,043 (C)   4,137,043 (B)            -
  Accumulated deficit                              ( 1,726,464)    (  4,127,621)             -       4,127,621 (C)   (1,726,464)
  Stock subscription receivable                    (   250,000)               -              -               -       (  250,000)
                                                  ------------     ------------     ----------      ----------      -----------
          Total stockholders' equity                   699,483     (  3,922,621)     4,342,043       9,237,564        1,672,383
                                                  ------------     ------------     ----------      ----------      -----------

                                                  $    981,754     $  9,285,052     $4,342,043      $9,746,865      $15,671,628
                                                  ============     ============     ==========      ==========      ===========

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

               FOR THE PERIOD JANUARY 1, 1998 TO OCTOBER 6, 1998
                                  (Unaudited)

                                                    Lighthouse       Fast Ferry
                                                  Landings, Inc.    Holding Corp.
                                                 and Subsidiaries and Subsidiaries      Pro Forma Adjustments           Pro Forma
                                                 ---------------- ----------------   --------------------------        ------------
                                                   (Historical)     (Historical)        Debit          Credit           As Adjusted
                                                 ---------------- ----------------   -----------     ----------        ------------
Revenues                                              $        -      $    807,583    $        -     $        -         $   807,583
                                                      ----------        ----------    ----------     ----------         -----------

Cost and expenses:
  Cost of operations                                           -           120,769             -              -             120,769
  Depreciation and amortization                                -           525,046       209,532  (D)         -             795,236
                                                               -                 -        60,651  (E)         -                   -
  Selling, general and administrative                          -           258,542             -              -             258,542
  Interest                                                     -           906,290             -              -             906,290
                                                      ----------        ----------    ----------     ----------         -----------
          Total cost and expenses                              -         1,810,647       270,183              -           2,080,837
                                                      ----------        ----------    ----------     ----------         -----------

Loss from continuing operations before
  minority shares in loss of subsidiary                        -        (1,003,064)      270,183              -          (1,273,254)

Minority shares in loss of subsidiary                          -                 -             -         53,605  (F)         53,605
                                                      ----------        ----------    ----------     ----------         -----------

Loss from continuing operations                                -        (1,003,064)      270,183         53,605          (1,219,649)

Loss from discontinued operations                       (391,991)                -             -              -            (391,991)

Extraordinary gain on forgiveness of debt                      -           282,088             -              -             282,088

Cumulative effect of a change in accounting
  principle                                                    -          (178,678)            -              -            (178,678)
                                                      ----------        ----------    ----------     ----------         -----------

Net loss                                               ($391,991)       $ (899,654)     $270,183        $53,605         ($1,508,230)
                                                      ==========        ==========    ==========     ==========         ===========

Per share data:
  Pro forma net loss per share:
    Loss from continuing operations                                                                                          ($0.39)
    Loss from discontinued operations                                                                                         (0.12)
    Extraordinary gain                                                                                                         0.09
    Cumulative effect of a change in accounting
     principle                                                                                                                (0.06)
                                                                                                                        -----------

Net Loss                                                                                                                     ($0.48)
                                                                                                                        ===========

Weighted average number of shares outstanding                                                                             3,138,509
                                                                                                                        ===========

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

                     FOR THE YEAR ENDED DECEMBER 31, 1997
                                  (Unaudited)

                                                      Lighthouse         Fast Ferry
                                                    Landings, Inc.      Holding Corp.
                                                   and Subsidiaries   and Subsidiaries     Pro Forma Adjustments        Pro Forma
                                                   ----------------   ----------------  ---------------------------    -----------
                                                     (Historical)       (Historical)        Debit         Credit       As Adjusted
                                                   ----------------   ----------------  ------------   ------------    -----------
Revenues                                                $         -       $  1,474,616  $          -   $          -    $  1,474,616
                                                        -----------       ------------  ------------   ------------    ------------

Cost and expenses:
  Cost of operations                                              -          1,932,262             -              -       1,932,262
  Depreciation and amortization                                   -            673,752       279,377 (G)          -       1,034,074
                                                                  -                  -        80,945 (H)          -               -
  Selling, general and administrative                             -          1,035,304             -              -       1,035,304
  Interest                                                        -          1,025,620             -              -       1,025,620
                                                        -----------       ------------  ------------   ------------    ------------
          Total cost and expenses                                 -          4,666,938       360,322              -       5,027,260
                                                        -----------       ------------  ------------   ------------    ------------

Loss from continuing operations before
  minority shares in loss of subsidiary                           -         (3,192,322)      360,322              -      (3,552,644)

Minority shares in loss of subsidiary                             -                  -             -        233,536 (I)     233,536
                                                        -----------       ------------  ------------   ------------    ------------

Loss from continuing operations                                   -         (3,192,322)      360,322        233,536      (3,319,108)

Loss from discontinued operations                          (592,748)                 -             -              -        (419,948)
                                                        -----------       ------------  ------------   ------------    ------------

Net loss                                                  ($592,748)       ($3,192,322)     $360,322       $233,536     ($3,739,056)
                                                        ===========       ============  ============   ============    ============

Per share data:
  Pro forma net loss per share:
    Loss from continuing operations                                                                                       ($1.10)
    Loss from discontinued operations                                                                                      (0.14)
                                                                                                                            ----

Net Loss                                                                                                                  ($1.24)
                                                                                                                            ====

Weighted average number of shares outstanding                                                                             2,977,302
                                                                                                                       ============

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES
                    NOTES TO PRO FORMA FINANCIAL STATEMENTS
                                  (Unaudited)

Introduction:

       The pro forma financial statements assume the purchase of 80% of the capital stock of Fast Ferry Holding Corp. (FFHC) on October 6, 1998 had occurred at the beginning of each of the periods presented.

       Per share data for the period January 1, 1998 to October 6, 1998 and for the year ended December 31, 1997 is based upon the weighted average number of shares outstanding during each period retroactively reflecting the issuance of the common shares for FFHC as if they had been issued at the beginning of the periods presented.

       The pro forma consolidated balance sheet as at October 6, 1998 and the pro forma consolidated statements of operations for the period ended October 6, 1998 and for the year ended December 31, 1997 include all material adjustment necessary to adjust the historical results to reflect the assumptions. The pro forma information does not purport to be indicative of the consolidated balance sheet and consolidated statements of operations which would have actually been obtained if the purchase of FFHC had been consummated on the dates indicated. In addition, the pro forma financial information does not purport to be indicative of the balance sheet or results of operations which may be obtained in the future.

       The pro forma information has been prepared by the Company's management and all calculations and estimates have been made by management based upon adjustments deemed appropriate. These adjustments are set forth under the section "Pro Forma Adjustments".

Preparation of Pro Forma Financial Statements:

       In the opinion of management, the pro forma financial statements are derived from the historical financial statements of (i) Lighthouse Landings, Inc. and Subsidiaries and Fast Ferry Holding Corp. and Subsidiaries, which are included elsewhere herein. These financial statements should be read in conjunction with the accompanying pro forma financial statements. The pro forma financial statements do not purport to be indicative of the balance sheet and statements of operations if the purchase of Fast Ferry Holding Corp. had been consummated on the dates indicated.

Purchase of Fast Ferry Holding Corp.:

       On October 6, 1998, the Company acquired 80% of the outstanding stock of Fast Ferry Holding Corp. and its wholly owned subsidiaries, New York Fast Ferry Services, Inc., Fast Ferry I, Inc. and Fast Ferry II, Inc. (the NYFF Group).
The NYFF Group owns two vessels the M\V "Finest", and the M\V "Bravest" and is in the business of operating high speed commuter ferry services in the greater New York City harbor area. The NYFF Group was acquired by the issuance of 454,545 shares of the Company's stock at a value of $2.53 per share. Of the 454,545 shares issued, 70,000 shares were subject to a put option. Such agreement allowed 2 of the 3 selling shareholders to sell back to the Company an aggregate of 70,000 shares at a price of $5.00 per share. As at October 6, 1998, the 70,000 shares subject to the put option were not treated as equity, but rather as a liability under the caption "Redeemable Common Stock" in the amount of $350,000 (70,000 @ $5.00).

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                             PRO FORMA ADJUSTMENTS
                                  (Unaudited)


                       Consolidated Balance Sheet as at October 6, 1998
                       ------------------------------------------------
                                                                          Debit        Credit
                                                                          ------       ------
(A)
     Investment in Fast Ferry Holding Corp.                             1,428,596
     Common stock                                                                         3,845
     Additional paid-in capital                                                         969,055
     Redeemable common stock                                                            350,000
     Accrued professional fees                                                          105,696
        To record investment in 80% of capital stock
          of Fast Ferry Holding Crop.
(B)
     Property assets                                                    4,190,648
     Additional paid-in capital                                                       4,137,043
     Minority interest                                                                   53,605
        To reflect net assets of Fast Ferry Holding Corp. at fair
          market value per appraisal.
(C)
     Additional paid-in capital                                         4,137,043
     Accumulated deficit                                                              4,127,621
     Common stock                                                         205,000
     Investment in Fast Ferry Holding Corp.                                           1,428,596
     Goodwill                                                           1,214,174
        To eliminate in consolidation


     Consolidated Statement Operations for the Period January 1, 1998 to
     -------------------------------------------------------------------
                                October 6, 1998
                                ---------------

(D) To reflect depreciation of $209,532 on the variant between the historical carrying value of property assets and the appraised value.

(E) To record amortization of goodwill of $60,650 which has an estimated life of 15 years.

(F) To reflect minority interest in loss of Fast Ferry Holding Corp. of $53,605 for the period.


   Consolidated Statement of Operations For the Year Ended December 31, 1997
   -------------------------------------------------------------------------

(G) To reflect depreciation of $279,376 on the variant between the historical carrying value of property assets and the appraisal value.

(H) To reflect amortization of goodwill of $80,945 which has an estimated life of 15 years.

(I) To reflect minority interest in loss of Fast Ferry Holding Corp. of $233,536 for the year.

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------



To the Board of Directors
Fast Ferry Holding Corp. and Subsidiaries



We have audited the accompanying consolidated balance sheets of Fast Ferry Holding Corp. and Subsidiaries as at October 6, 1998, December 31, 1997 and 1996, and the related consolidated statements of operations and deficit, and cash flows for the period January 1, 1998 to October 6, 1998 and for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial state ment presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fast Ferry Holding Corp. and Subsidiaries as of October 6, 1998, December 31, 1997 and 1996, and the results of their operations and their cash flows for the period January 1, 1998 to October 6, 1998 and for the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles.




New York, N. Y.
January 24, 1999

                   FAST FERRY HOLDING CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                  A S S E T S
                                  -----------

                                                                      October 6,    December 31,   December 31,
                                                                         1998           1997           1996
                                                                     ------------   ------------   ------------
Current assets:
  Cash                                                               $    137,266    $     2,626    $    42,031
  Accounts receivable                                                       9,826          6,799              -
  Other current assets                                                          -         50,603          3,750
                                                                     ------------    -----------    -----------
          Total current assets                                            147,092         60,028         45,781

Property and equipment - at cost, less
  accumulated depreciation                                              9,137,960      9,668,283      9,757,120

Deferred start-up costs, net of
  accumulated amortization                                                      -        178,678        223,354
                                                                     ------------    -----------    -----------

                                                                     $  9,285,052    $ 9,906,989    $10,026,255
                                                                     ============    ===========    ===========

                               LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
                               ------------------------------------------------

Current liabilities:
  Deferred revenues                                                  $     96,312    $         -    $         -
  Current maturities of long-term obligations                           1,091,389        141,036              -
  Accounts payable                                                        218,047        280,414              -
  Accrued liabilities                                                     154,030         41,103        115,538
                                                                     ------------    -----------    -----------
          Total current liabilities                                     1,559,778        462,553        115,538

Long-term obligations                                                  11,647,895     12,467,403      9,741,362
                                                                     ------------    -----------    -----------

          Total liabilities                                            13,207,673     12,929,956      9,856,900
                                                                     ------------    -----------    -----------

Stockholders' capital deficiency:
  Common stock, no par value
    Authorized - 500 shares
    Issued and outstanding - 140 shares                                   205,000        205,000        205,000
  Deficit                                                           (   4,127,621)  (  3,227,967)  (     35,645)
                                                                     ------------    -----------    -----------
          Total stockholders'
            capital deficiency                                      (   3,922,621)  (  3,022,967)       169,355
                                                                     ------------    -----------    -----------

                                                                     $  9,285,052    $ 9,906,989    $10,026,255
                                                                     ============    ===========    ===========

         See accompanying notes to consolidated financial statements.

                   FAST FERRY HOLDING CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                                                                                For the        For the
                                                         For the Period       Year Ended     Year Ended
                                                         January 1, 1998     December 31,   December 31,
                                                       To October 6, 1998        1997           1996
                                                       -------------------   -------------  -------------
Revenues                                                    $  807,583         $1,474,616     $        -

Cost of operations                                             634,776          2,589,050              -
                                                            ----------         ----------     ----------

Income (loss) from operations                                  172,807        ( 1,114,434)             -
                                                            ----------         ----------     ----------

Other deductions:
  General and administrative expenses                          269,581          1,052,268         34,844
  Interest expense                                             904,686          1,025,620          1,542
  Loss of sale of property assets                                1,604                  -              -
                                                            ----------         ----------     ----------
Total other deductions                                       1,175,871          2,077,888         36,386
                                                            ----------         ----------     ----------

Loss before extraordinary item                             ( 1,003,064)       ( 3,192,322)   (    36,386)

Extraordinary item                                             282,088                  -              -
                                                            ----------         ----------     ----------

Loss before the effect of a
  change in accounting principle                           (   720,976)       ( 3,192,322)   (    36,386)

Cumulative effect of a change in
  accounting principle                                     (   178,678)                 -              -
                                                            ----------         ----------     ----------

Net loss                                                   (   899,654)       ( 3,192,322)   (    36,386)

Retained earnings (deficit) at
  beginning of period                                      ( 3,227,967)       (    35,645)           741
                                                            ----------         ----------     ----------

Deficit at end of period                                   ($4,127,621)       ($3,227,967)   ($   35,645)
                                                            ==========         ==========     ==========

Per share data:
  Loss before extraordinary item
   and cumulative effect of a
   change in accounting principle                           ($7,164.74)       ($22,802.30)      ($259.90)
  Extraordinary item                                          2,014.91                  -              -
  Cumulative effect of a change
   in accounting principal                                  ( 1,276.27)                 -              -
                                                             ---------         ----------     ----------

Net loss                                                    ($6,426.10)       ($22,802.30)      ($259.90)
                                                             =========         ==========     ==========

Weighted average number of
  shares outstanding                                               140                140            140
                                                             =========         ==========     ==========

         See accompanying notes to consolidated financial statements.

                   FAST FERRY HOLDING CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the           For the
                                                            For the Period           Year Ended         Year Ended
                                                            January 1, 1998         December 31,       December 31,
                                                          To October 6, 1998            1997               1996
                                                          ------------------        ------------       -------------
Cash flows from operating activities:
  Net loss                                                     ($  899,654)          ($3,192,322)       ($   36,386)
                                                               -----------           -----------        -----------
  Adjustments to reconcile net
      loss to net cash provided by (used in)
      operating activities:
    Cumulative effect of a change in
     accounting principle                                          178,678                     -                  -
    Loss on sale of property assets                                  1,604                     -                  -
    Deferred revenues                                               96,312                     -                  -
    Depreciation and amortization                                  525,046               718,428              1,225
    Increase in long-term obligations
      for interest                                                 124,939               334,725              1,542
    Increase (decrease) in cash flows
        as a result of changes in asset
        and liability account balances:
      Account receivable                                       (     3,027)          (     6,799)                 -
      Other current assets                                          50,603           (    41,153)       (     3,750)
      Accounts payable                                         (    62,367)              280,414        (     3,453)
      Accrued expenses                                             112,927                25,565            115,538
                                                                         -                     -        (   127,247)
                                                               -----------           -----------        -----------
  Total adjustments                                              1,024,715             1,311,180        (    16,145)
                                                               -----------           -----------        -----------

Net cash provided by (used in) operating activities                125,061           ( 1,881,142)       (    52,531)
                                                               -----------           -----------        -----------

Cash from investing activities:
  Purchase of property and equipment                           (     6,327)          (   590,615)       ( 8,961,411)
  Proceeds for sales of property
    and equipment                                                   10,000                     -                  -
                                                               -----------           -----------        -----------
Net cash provided by (used in)
  investing activities                                               3,673           (   590,615)       ( 8,961,411)
                                                               -----------           -----------        -----------

Cash provided by financing activities:
  Increase in long-term obligations                                  5,906             2,432,352          8,942,886
                                                               -----------           -----------        -----------

Net increase (decrease) in cash                                    134,640           (    39,405)       (    71,056)
Cash at beginning of period                                          2,626                42,031            113,087
                                                               -----------           -----------        -----------
Cash at end of period                                          $   137,266            $    2,626         $   42,031
                                                               ===========           ===========        ===========

Supplemental Disclosures of
  Cash Flow Information:

     Cash paid during the period:

       Interest                                                $   487,659            $  690,895         $     -
                                                               ===========           ===========        ===========
       Income taxes                                            $   -                  $    4,512         $    3,836
                                                               ===========           ===========        ===========

         See accompanying notes to consolidated financial statements.

                   FAST FERRY HOLDING CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 6, 1998


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

          (a)  Business:

                 Fast Ferry Holding Corp. (FFHC) and its subsidiaries (collectively the Company) were incorporated in New York and are in the business of operating and chartering high speed ferries. On October 6, 1998, FFHC's stockholders sold 80% of their capital stock in FFHC to Lighthouse Landings, Inc., a publicly-held New Jersey corporation having operations in the retail cigar and marine\ restaurant businesses.

          (b)  Use of Estimates:

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

          (c)  Principles of Consolidation:

                 The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, New York Fast Ferry Services, Inc., Fast Ferry I Corp. and Fast Ferry II Corp. All significant intercompany accounts and transactions have been elimi-nated in consolidation.

          (d)  Accounts Receivable:

                 Accounts receivable have been adjusted for all known uncol-lectible accounts. Additional allowance for doubtful accounts has not been provided as the amount is not considered material.

          (e)  Property and equipment.

                 Depreciation is computed by either the straight-line or accelerated methods over the estimated useful lives of the respective assts.

                 Expenditures which substantially increase estimated useful lives are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation or amortization are removed from the accounts and resulting gains or losses are included in operations.

          (f)  Revenue Recognition:

                 The Company commenced its passenger services in 1998 and revenue is recognized when earned. The Company sells the majority of commuter tickets in advance of use. Accordingly, the Company determines the unused portion of ticket sales and defers that value of future periods. Deferred income aggregated $96,312 at October 6, 1998.

          (g)  Cumulative Effect of a Change in an Accounting Principle:

                 Previously, the Company had capitalized start-up costs until the ferries became operational and then amortized those costs over five years commencing January 1, 1997. Effective January 1, 1998, the Company adopted Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities" and now expenses start-up costs as they are incurred. While the accounting policy for capitalizing start-up costs previously followed by the Company was in accordance with generally accepted accounting principles, the changed policy is preferable and is in conformity with Statement of Position 98-5. The effect of adoption of Statement of Position 98-5 was a charge to operations in 1998 of $178,678 ($1,276.27 per share).

                 The effect of expensing start-up costs as incurred would have resulted in a charge to operations of $96,107 ($686.48 per share) in 1995 and $127,247 ($908.91 per share) in 1996 and a reduction of amortization expense of $44,676 ($319.11 per share) in 1997.

          (h)  Advertising Costs:

                 The Company expenses advertising costs as incurred. Adver-tising costs amounted to $6,359, $335,076 and $2,886 for the period January 1, 1998 to October 6, 1998 and for the years ended December 31, 1997 and 1996, respectively.


NOTE 2 -  PROPERTY AND EQUIPMENT.

                 Property and equipment, at cost consist of the following:

                         October 6, 1998  December 31, 1997  December 31, 1996
                         ---------------  -----------------  -----------------
Ferries                      $10,280,145      $10,280,145        $9,741,362

Office and other
  equipment                       54,938           63,115            16,983
                             -----------      -----------        ----------
                              10,335,083       10,343,260         9,758,345
Less: Accumulated
       depreciation            1,197,123          674,977             1,225
                             -----------      -----------        ----------

                             $ 9,137,960      $ 9,668,283        $9,757,120
                             ===========      ===========        ==========

                 Depreciation expense for the period January 1, 1998 to October 6, 1998 and for the years ended December 31, 1997 and 1996 was $525,046, $673,752 and $1,225, respectively.

     NOTE 3 - LONG-TERM OBLIGATIONS.

         Long-term obligations consist of the following:

                                                     October 6, 1998        December 31, 1997     December 31, 1996
                                                     ---------------        -----------------     -----------------
Note payable, secured by
  the Fast Ferry ("Finest"),
  payable in monthly install-
  ments ranging from $56,719
  to $61,875 including interest
  at 9.25% per annum with a
  final payment of $3,626,691
  due October 10, 2005.                                $ 5,410,526             $ 5,269,874           $ 5,102,842

Note payable, secured by the
  Fast Ferry ("Bravest"),
  payable in monthly install-
  ments ranging from $56,719
  to $59,063 including interest
  at 9.25% per annum with a final
  payment of $3,572,971 due
  October 10, 2005.                                      5,370,622               5,245,299             4,638,520

Note payable, secured by the
  Fast Ferry ("Finest and
  Bravest"), payable in 15
  monthly installments of
  $15,000 plus a $45,000
  payment in January 1999
  with $343,333 payments due
  May 1, 1999, October 1, 1999
  and March 1 ,2000 and a final
  payment of $793,267 due
  December 31, 2000.
  Interest is inputed as %9.25%
  per annum.                                             1,952,230               2,093,266                     -
Other                                                        5,906                       -                     -
                                                       -----------             -----------           -----------

                                                        12,739,284              12,608,439             9,741,362
Less: Portion payable in one year                        1,091,389                 141,036                     -
                                                       -----------             -----------           -----------

                                                       $11,647,895             $12,467,403           $ 9,741,362
                                                       ===========             ===========           ===========


                 As of October 6, 1998, long-term obligations mature as follows:

                        Years Ending
                         October 6,
                         ----------

                            1999               $ 1,091,389
                            2000                   780,361
                            2001                 1,330,877
                            2002                   502,863
                            2003                   551,306
                         Thereafter              8,482,488
                                               -----------

                                               $12,739,284
                                               ===========

NOTE 4 -    ACCRUED LIABILITIES.

                 Accrued liabilities are comprised for the following:


                                                          December 31,
                                                  --------------------------
                             October 6, 1998        1997              1996
                             ---------------      ----------       ---------

     Payroll                     $  7,474           $     -        $      -

     Payroll taxes                  3,278                43               -

     Insurance                     41,061            41,061               -

     Professional fees            125,687                 -               -
                                 --------           -------        --------

                                 $177,500           $41,104        $115,538
                                 ========           =======        ========


NOTE 5 -  COMMITMENTS AND CONTINGENCIES.

          (a)  Leases:

                  The Company operates from leases property in Highlands, NJ (the Aragon site). The lease is for five years, and commenced May 1998. Lease payments are dependent on daily passenger volume using the leased property, and averaged approximately $24,250 per month during 1999. As the passenger volume using the Aragon site increase, the lease payments will increase proportionately. In addition, the Company rents other facilities on short-term leases. Rents under the short-term leases aggregate approximately $2,500 per month.

          (b)  Litigation:

                  In November 1997, the Company initiated a suit alleging breach of contract against the City of New York. Fifty percent (50%) of the proceeds, if any, is pledged to the original stockholders of The NY Fast Ferry Group and the remaining (50%) to the first mortgage holder as a pledge of collateral against amounts owing to them pursuant to notes payable referred to in Note 3. Management and the Company's counsel are unable to render an opinion covering the ultimate outcome of this action.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB/A No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

                            LIGHTHOUSE LANDINGS, INC.


Date: June 22, 2000         By: /s/ Anthony Cappaze
                               --------------------------------------------
                                 Anthony Cappaze, President, Chief
                                 Executive Officer and Director


Date: June 22, 2000         By: /s/ Anthony Colasanti
                               --------------------------------------------
                                 Anthony Colasanti, Secretary and Director


Date: June 22, 2000         By: /s/ John Ferreira, Jr.
                               --------------------------------------------
                                 John Ferreira, Chief Financial Officer

                                 EXHIBIT INDEX

3.1     Certificate of Incorporation, as amended.*

3.2     Bylaws.*

10.1 Stock Purchase Agreement dated 9/9/98 for acquisition of Fast Ferry Holding Corp.*

10.2    Lease Agreement dated 3/30/98 for Aragon Marina.*

10.3    Lease Agreement dated October 1999 for Stamford Property Marina.*

10.4    Letter of Intent for vessel construction.  **

10.5.1  Employment Agreement with John Ferreira.  ***

10.5.2  Employment Agreement with Anthony Cappaze.  ***

10.5.3  Employment Agreement with Anthony Colasanti.  ***

21.1    Subsidiaries of the Registrant.*

27.1    Financial Data Schedule.  Filed herewith.

___________
* Incorporated by reference from the Company's Registration Statement on Form 10-SB, File No. 0-29205.

** Incorporated by reference from the Company's Form 10-KSB/A No. 1 for the fiscal year ended December 31, 1999, File No. 0-29205.

*** Incorporated by reference from the Company's Registration Statement on Form 10-SB/A No. 1, File No. 0-29205.