Form 10QSB/A
period 2000-03-31
LIGHTHOUSE LANDINGS INC
filed 2000-06-28
CIK 1022360

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              FORM 10- QSB/A No. 1

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
            ------------------------------------------------------
            (Exact name of small business issuer as in its charter)


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

                                (973) 228-2901
                                --------------
                          (Issuer's telephone number)
                          ---------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES    X      NO____
     ----

The number of shares outstanding of the issuer's classes of common equity, as of June 12, 2000 is 6,139,795 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):   YES    NO  X
                                                            -----      ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

LIGHTHOUSE LANDINGS, INC.

Interim Consolidated Financial Statements
March 31, 2000
(Unaudited)

                   LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000
                                  (Unaudited)



 INDEX
 -----


                                                                        Page No.
                                                                        -------

Part I  - Financial Information:

        Item 1. Consolidated Condensed Financial Statements (Unaudited):

                Balance Sheets
                At March 31, 2000 and December 31, 1999..................  3


                Statements of Operations
                For the Three Months Ended
                March 31, 2000 and 1999..................................  4


                Statement of Changes in Stockholders'
                Equity for the Three Months Ended
                March 31, 2000...........................................  5


                Statements of Cash Flows
                For the Three Months Ended
                March 31, 2000 and 1999.................................. 6-7


                Notes to Consolidated Condensed
                Financial Statements..................................... 8-16


        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations............



Part II - Other Information:

                Item 3 Through Item 9 - Not Applicable...................

                Signatures...............................................

                   LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENCED BALANCE SHEETS
                                  (Unaudited)



                       A S S E T S                    March 31,  December 31,
                       -----------                      2000        1999
                                                      ---------  ------------
Current assets:
  Cash                                              $   575,704   $    97,957
  Inventories                                            40,575        40,948
  Net assets of discontinued operations                  72,100        32,582
  Prepaid expenses and other current assets              88,100       127,994
                                                    -----------   -----------
        Total current assets                            776,479       299,481

Property and equipment - at cost,
  less accumulated depreciation                      12,078,363    12,288,880

Goodwill net of accumulated amortization              1,092,699     1,112,935

Other assets                                            236,235        51,764
                                                    -----------   -----------
                                                    $14,183,776   $13,753,060
                                                    -----------   -----------
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
  Bridge loan payable                               $ 1,000,000   $         -
  Current maturities of long-term debt                1,946,323     1,879,764
  Notes payable - stockholders                          125,000       125,000
  Accounts payable and accrued expenses                 885,674       948,606
  Deferred revenues                                     110,266        68,765
  Due to officers/stockholders                          218,776       449,540
                                                    -----------   -----------
        Total current liabilities                     4,286,039     3,471,675


Long-term debt - net of current maturities            9,769,891    10,064,110
                                                    -----------   -----------

        Total liabilities                            14,055,930    13,535,785
                                                    -----------   -----------
Stockholders' equity:
  Common stock - $.01 par value
    Authorized - 10,000,000 shares
    Issued and outstanding - 6,070,295 shares
      March 31, 2000 and 4,905,795 in
      December 31, 1999                                  60,703        49,058
  Additional paid-in capital                          6,042,818     5,312,588
  Accumulated deficit                                (5,948,675)   (5,144,371)
                                                    -----------   -----------
        Total stockholders' equity                      154,846       217,275
                                                    -----------   -----------

                                                    $14,210,776   $13,753,060
                                                    -----------   -----------

     See accompanying notes to consolidated condensed financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            For the Three Months Ended
                                                      March 31,
                                                      --------

                                               2000         1999
                                              -----         -----

Revenue                                   $  682,325   $  721,408
Operating costs:
  Ferry operations                           620,613      353,256
  Depreciation                               229,416      223,108
                                           ---------     --------
     Total operating costs                   850,029      576,364
                                           ---------     --------
                                           ( 167,704)     145,044


Marketing and administrative expenses        283,238      248,359
Amortization of goodwill                      20,236       20,236
                                             303,474      268,595
                                          ----------    ---------
Loss from operations                       ( 471,178)   ( 123,551)

Other expenses:
  Interest (net)                             333,126      319,707
  Provision for state income taxes                 -          464
                                          ----------    ---------
Total other expenses                         333,126      320,171
                                          ----------    ---------
Loss from continuing operations before
  minority share in loss of subsidiary     ( 804,304)   ( 443,722)

Minority share in loss of subsidiary               -       11,071

Loss from continuing operations            ( 804,304)   ( 432,651)

Loss from discontinued operations                  -    (  22,967)
                                           ---------   ----------
Net loss                                   ($804,304)   ($455,618)
                                           ---------   ----------
Per share data:
  Basic and diluted:
    Loss from continuing operations           ($ .15)      ($ .13)
    Loss from discontinuing operations             -       (  .01)
                                           ---------   ----------
    Net loss                                  ($ .15)      ($ .14)
                                           =========   ==========
    Weighted average number of shares
     outstanding
      Basic and diluted                    5,359,075    3,230,684
                                           =========    =========


See accompanying notes to consolidated condensed financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (Unaudited)




                                                     Additional
                                    Common Stock      Paid-In     (Accumulated  Stockholders'
                                  Number    Amount    Capital              Deficit)                  Equity         Total
                                  ------    -------   -------      ---------------------------      -------         -----
Balance at January 1, 2000       4,905,795  $49,058  $5,312,588         ($5,144,371)                              $  217,275

Increase of shares for cash        634,500    6,345     382,155                   -                                  388,500

Shares issued for                                                                 -
  services rendered                277,500    2,775     135,975                   -                                  138,750

Shares issued for
  satisfaction of liabilities      252,500    2,525     212,100                   -                                  214,625

Net loss for the period                  -        -           -           ( 804,304)                               ( 804,304)

                                 6,070,295  $60,703  $6,042,818         ($5,948,675)                              $  154,846



  See accompanying notes to consolidated condensed financial statements.

                  LIGTHHOUSE LANDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENCED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                For the Three Months Ended
                                                          March 31,
                                                   -----------------------

                                                     2000         1999
                                                   ----------   ---------
Cash flows from operating activities:
  Net loss continuing operations                    ($804,304)  ($432,651)
                                                   ----------   ---------
  Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating activities:
    Minority interests                                      -     (11,071)
    Depreciation                                      229,969     225,646
    Amortization of goodwill                           20,236      20,236
    Amortization of deferred finance cost              18,593       1,000
    Imputed interest                                   28,790      44,940
    Deferred revenues                                  41,501      16,873
    Increase (decrease) in cash flows as
        a result of changes in assets and
        liability account balances:
      Inventories                                         373      (3,192)
      Prepaid expenses and other current assets        39,894      13,860
      Accounts payable                                (43,621)     76,767
      Accrued officers compensation                   (26,764)     20,578
                                                   ----------   ---------
                                                      308,971     405,637
                                                   ----------   ---------

Net cash used in operating activities
  of continuing operations                           (495,333)    (27,014)
                                                   ----------   ---------

Cash flows used in investing activities:
  Acquisition of property and equipment               (19,452)     (4,668)
                                                   ----------   ---------

Cash flows from financing activities:
  Proceeds from loans - net                         1,000,000     400,000
  Repayments of long-term debt                       (356,450)   (240,281)
  Proceeds from issuance of common stock              388,500           -
                                                   ----------   ---------
Net cash provided by financing activities
  of continuing operations                          1,032,050     159,719
                                                   ----------   ---------

Net cash provided by (used in)
  discontinued operations                             (39,518)      9,113
                                                   ----------   ---------

Net increase in cash                                  477,747     137,150

Cash at beginning of year                              97,957      62,606
                                                   ----------   ---------

Cash at end of year                                $  575,704     199,756


     See accompanying notes to consolidated condensed financial statements.

                  LIGTHHOUSE LANDINGS, INC. AND SUBSIDIARIES

                                  (Unaudited)




                                           For the Three Months Ended
                                                    March 31,
                                               -------------------

                                                  2000      1999
                                                --------  --------
Supplemental Disclosures of Cash Flow
 Information:
  Cash paid during the year:

    Interest                                    $320,205  $313,708

    Income taxes                                $      -  $      -

Supplemental Schedules of Noncash
 Activities:

  Common stock issued as additional interest    $125,000   $     -

  Common stock issued in payment of
   consultant's fee                             $ 13,750   $     -


  Note issued as payment of consultant's
   fee                                          $100,000   $     -




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

                    The Company currently operates a commuter ferry service from Highlands, NJ to and from Manhattan, and is pursuing the establishment of other routes in the Greater New York City area. In November 1999, the Company completed negotiations and executed a lease for a property in Stamford, CT as a base for fast ferry service to and from Manhattan and LaGuardia Airport. The site requires improvements and governmental approvals. The Company is proceeding with preparations for establishing ferry service, and expects to be able to commence service in the spring of 2001. Initially, it is expected that service on these new routes will be provided by a vessel on a short-term charter. The Company is proceeding with plans for construction and financing of at least three vessels specifically to meet the needs of the new service.

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

                    The December 31, 1999 balance sheet has been derived from the audited financial statements at the date included in the Company's annual report contained in Form 10SB. These unaudited financial statements should be read in conjunction with the financial state-ments and notes thereto included in the Company's annual report contained in Form 10SB.


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

         (m)          Loss Per Common Share:

                    Loss per common share is based on the weighted average number of common shares outstanding. In March 1997, the Financial Accounting Standards Broad issued Statement No. 128 ("SFAS 128"), "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the statements of opera-tions which the Company has adopted. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the +entity.

                    Since the effect of outstanding options, warrant and con-veritible debenture conversions are antidilutive in all periods presented, it has been excluded from the computation of loss per common share.


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

                    The net assets of discontinued operations, which have been segregated in the accompanying balance sheets are summarized as follows:

                                                             March 31,
                                                             ---------
                                                               2000
                                                             ---------
Assets:
  Inventory                                                  $   2,000
  Property assets, net (See Note 4)                            931,181
                                                             ---------
                                                               933,181
                                                             ---------
Liabilities:
  Accounts payable                                              89,436
  Secured mortgage payable                                     414,057
  Accrued real estate taxes                                    357,588
                                                             ---------
                                                               861,081
                                                             ---------

Net assets of discontinued operations                        $  72,100
                                                             =========

NOTE 3 - DISCONTINUED OPERATIONS. (Continued)

         (a)        The mortgage notes payable are summarized as follows:

                                                              March 31,
                                                              ---------
                                                                 2000
                                                              ---------

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
                                                               ===========

NOTE 5 - LONG-TERM DEBT.

                    Long-term debt is as follows:

                                                                March 31,
                                                               -----------
                                                                  2000
                                                               -----------
Mortgage note payable, secured by the
  vessel "Finest" due in monthly install-
  ments of $61,875 through March 10, 1999,
  and $56,719 through September 10, 2005,
  including interest at 9.25% per annum, with a
  final payment of $3,626,691 due October 10,
  2005.                                                (a)     $ 5,110,238

Mortgage note payable, secured by the vessel
  "Bravest" due in monthly installments of
 $59,063 through March 10, 1999 and
  $56,719 through September 10, 2005, including
  interest at 9.25% per annum, with a final payment
  of $3,572,971 due October 10, 2005.                  (a)       5,077,876

Note payable, secured by the vessel "Finest"
  and "Bravest", payable in fifteen monthly
  installments of $15,000 commencing in
  February 1999, payment of $343,333 on
  March 31, 2000 and a final payment of
  $934,319 on December 10, 2000
  including imputed interest of 9.25%.                 (a)       1,123,684

10% interest bearing obligation payable in two
  installments of $100,000 each on March 15,
  2000 and July 15, 2000 and as final payment of
  $200,000 January 15, 2001.                                       300,000

10% interest bearing obligation payable
  December 11, 2000                                                100,000

Other                                                                4,416
                                                               -----------
                                                                11,716,214
Portion due within one year                                      1,946,323
                                                               -----------
Long-term debt - less current maturities                       $ 9,769,891
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
                                                     -----------
                                                     $11,716,214
                                                     ===========

NOTE 6 -  BRIDGE LOAN.

                    On March 11, 2000, the Company received proceeds of two bridge loans aggregating $1,000,000. The loans, which bear interest at 10% per annum payable quarterly, are payable nine months from issuance.To obtain the loans, the Company issued to each loan holder 125,000 shares of unregistered common stock with on-demand registration and unlimited piggyback rights. The fair value of the shares at issuance aggregating $125,000 will be charged to operations as additional interest over the life of the loans.

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

                    The Company employed the services of a financial consultant to arrange for the above financing. The consultant received as payment for this service (i) a 10% interest bearing note payable on December 10, 2000 in the amount of $100,000, (ii) 27,500 shares of the Company's common stock whose fair market value at date of issuance was $13,750, and (iii) the same default remedies as the bridge loan holders.


NOTE 7 -  CAPITAL STOCK.

          (a)         Capital stock for consideration other than cash:

                    During 2000, the Company issued 252,500 shares having a fair market value on the date of issuance was $214,625 to two officer/directors and another director for satisfaction for accrued compensation in the amount of $214,625.

                    During 2000, a financial consultant was issued 27,500 shares having a fair market value on the date of issuance was $13,750 for service rendered in arranging the bridge loan.

                    During 2000, the Company issued 250,000 of its common shares having a fair market value on the date of issuance of $125,000 as additional consideration for the bridge loan.

          (b)         Stock Issued for Cash:

                    During 2000, the Company sold 634,500 shares of its common stock and warrants to acquire an additional 634,500 common shares at prices ranging from $1.00 to $1.25 pr share for an aggregate of $388,500.

NOTE 8 -  STOCK OPTIONS AND WARRANTS.

                    A summary of activity related to non-qualifying stock options and warrants granted by the Company is as follows:

                                                      Exercise
                                                       Price
                                                        Per
                              Options    Warrants      Share
                             ----------  ---------  -------------
Outstanding at January 1,
 1999                           10,000     200,000  $2.53 to $2.60

Cancelled                      (10,000)             $2.53
Granted during 1999            420,000   1,380,000  $1.00 to $1.75
                              --------   ---------

Outstanding at December
 31, 1999                      420,000   1,580,000  $1.00 to $2.60



Granted during 2000            300,000     884,500  $1.00 to $1.25
                              --------   ---------

Outstanding at March 31,
 2000                          720,000   2,464,500  $1.00 to $2.60


          (a)         Stock Options:

                    The Company has entered into new employment agreements with its executive officer and its Secretary in 2000. These officers received as a condition of their contract options to purchase 200,000 and 100,000, respectively, shares of common stock at $1.00 per share, the fair market value at the date of grant, through January 2007.
          Half of these options are exercisable in January 2002 and the officers are first able to exercise the other 50% in January 2003.

                    Assuming the fair market value of the stock at the date of grant to be equal to option exercise price, the life of the options to be from 1.3 years to 7 years the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $19,677 and $8,052 for the three months ended March 31, 2000 and 1999, respectively, as calculated by the Black-Scholes option pricing model. As such, proforma net loss and loss per share would be as follows:



                                                       For the Years Ended
                                                            March 31,
                                                    ---------------------------
                                                        2000           1999
                                                    -----------     -----------

Net loss as reported                                  ($804,304)      ($455,618)
Additional compensation                                  27,376           8,052
                                                    -----------     -----------
Adjusted net loss                                     ($831,680)      ($463,670)
                                                    ===========     ===========
Loss per share as reported                                ($.15)          ($.14)
                                                    ===========     ===========
Adjusted loss per share                                   ($.16)          ($.14)
                                                    ===========     ===========

          (b)         Warrants Granted in 2000:

                    As an inducement to purchase shares of the Company's common stock, warrants to purchase 634,500 shares were granted to individuals who purchased stock in 2000. The warrants are exercisable at various times through March 15, 2002 at prices ranging from $1.00 to $1.25.

                    As a condition of their employment contracts, the Company's CEO and Secretary were issued warrants exercisable for three years to acquire 100,000 and 50,000 shares of the Company's common stock for $1.00 per share which was the fair value of the common stock at the date of issuance. The Secretary also received a warrant to acquire 100,000 common shares at $1.00 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ----------------------------------------------------------------------
OF OPERATIONS
-------------

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

     Marketing and administrative expenses for the three months ended March 31, 2000 totaled $283,238 compared to $248,359 for the same period in the prior year. Of the 2000 total marketing and administrative expenses $95,856, or 33%, is attributable to administration of the ferry service and $187,382, or 67%, is attributable to corporate administration, compared to $105,013, or 42%, and $143,346, or 58%, respectively for 1999. Marketing expenses totaled $3,760 and $6,221 for the quarters under review in 2000 and 1999, respectively.

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

Liquidity and Capital Resources.
--------------------------------

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

     The Company, as of March 31, 2000, had a working capital deficiency of $2,673,209. Furthermore, in the planned development of its commercial operations, the Company's combined losses are expected to continue as the Company divests its non-core assets and commences ferry service until each of its sites become fully operational. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to continue to obtain adequate financing and/or to successfully expand its ferry operations. Furthermore, capital expenditures to acquire additional fast ferry vessels and improve and expand its landside ferry facilities will require significant funding.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibit 3.1 - Certificate of Incorporation, as amended. /(1)/

     Exhibit 3.2 - Bylaws. /(1)/

     Exhibit 10.4 - Letter of Intent for vessel construction. /(2)/

     Exhibit 10.5.1 - Employment Agreement with John Ferreira. /(3)/

     Exhibit 10.5.2 - Employment Agreement with Anthony Cappaze. /(3)/

     Exhibit 10.5.3 - Employment Agreement with Anthony Colasanti. /(3)/

     Exhibit 27.1 - Financial Data Schedule.  Filed herewith.

---------
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, File No. 0-29205.

(2) Incorporated by reference from the Company's Form 10-KSB/A No. 1, for the fiscal year ended December 31, 1999, File No. 0-29205.

(3) Incorporated by reference from the Company's Registration Statement on Form 10-SB/A No. 1, File No. 0-29205.

(b) Reports on Form 8-K: During the quarter ended March 31, 2000, the Company filed no reports on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10- QSB/A No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LIGHTHOUSE LANDINGS, INC.


Date:  June 28, 2000                 By: /s/Anthony Cappaze
                                        _____________________________________
                                          Anthony Cappaze, President Chief
                                          Executive Officer and Director


Date:  June 28, 2000                 By: /s/Anthony Colasanti
                                        _____________________________________
                                          Anthony Colasanti, Secretary and
                                          Director


Date:  June 28, 2000                 By: /s/John Ferreira, Jr.
                                        _____________________________________
                                          John Ferreira, Jr., Chief Financial
                                          Officer