Form 10QSB
period 2000-06-30
LIGHTHOUSE LANDINGS INC
filed 2000-08-14
CIK 1022360

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2000
          OR
     (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to ___________.

COMMISSION FILE NUMBER:  0-29205
                         -------

                           LIGHTHOUSE LANDINGS, INC.
            -------------------------------------------------------
            (Exact name of small business issuer as in its charter)


         New Jersey                                              22-3241823
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


        195 Fairfield Avenue, Suite 3C, West Caldwell, New Jersey 07006
        ---------------------------------------------------------------
                   (Address of principal executive offices)

                                (973) 618-9036
                                --------------
                          (Issuer's telephone number)
                          ---------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such Shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES    X      NO
     -----        -----

The number of shares outstanding of the issuer's classes of common equity, as of July 31, 2000 is 6,519,295 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):
YES         NO   X
    -----      -----

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

LIGHTHOUSE LANDINGS, INC.

Interim Consolidated Financial Statements
June 30, 2000
(Unaudited)


                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                                 June 30, 2000
                                  (Unaudited)


INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED):
-----------------------------------------------------------------

                                                                        Page No.
                                                                        --------


                Balance Sheets
                At June 30, 2000 and December 31, 1999..................   3


                Statements of Operations
                For the Three and Six Months Ended
                June 30, 2000 and 1999..................................   4


                Statement of Changes in Stockholders'
                Equity (Capital Deficiency) for the Six Months Ended
                June 30, 2000...........................................   5


                Statements of Cash Flows
                For the Six Months Ended
                June 30, 2000 and 1999..................................  6-7


                Notes to Consolidated Condensed
                Financial Statements..................................... 8-17

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)


A S S E T S                                                       June 30,      December 31,
                                                                    2000            1999
                                                                ------------    ------------
Current assets:
  Cash                                                          $    207,546    $     97,957
  Inventories                                                         37,841          40,948
  Net assets of discontinued operations                               65,612          32,582
  Prepaid expenses and other current assets                           49,016         127,994
                                                                ------------    ------------
        Total current assets                                         360,015         299,481

Property and equipment - at cost,
  less accumulated depreciation                                   11,856,017      12,288,880

Goodwill net of accumulated amortization                           1,072,463       1,112,935

Other assets                                                         201,323          51,764
                                                                ------------    ------------
                                                                $ 13,489,818    $ 13,753,060
                                                                ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (CAPTIAL DEFICIENCY)

Current liabilities:
  Bridge financing payable                                      $  1,322,326    $          -
  Current maturities of long-term debt                             1,706,566       1,879,764
  Notes payable - stockholders                                       157,098         125,000
  Accounts payable and accrued expenses                              974,536         948,606
  Deferred revenues                                                  168,838          68,765
  Due to officers/stockholders                                       220,385         449,540
                                                                ------------    ------------
        Total current liabilities                                  4,549,749       3,471,675


Long-term debt - net of current maturities                         9,635,330      10,064,110
                                                                ------------    ------------

        Total liabilities                                         14,185,079      13,535,785
                                                                ------------    ------------
Stockholders' equity,(Capital Deficiency):
  Common stock - $.01 par value
    Authorized - 10,000,000 shares
    Issued and outstanding - 6,245,295
      shares June 30, 2000 and 4,905,795
      in December 31, 1999                                            62,453          49,058
  Additional paid-in capital                                       6,269,318       5,312,588
  Accumulated deficit                                             (7,027,032)     (5,144,371)
                                                                ------------    ------------
     Total stockholders' equity (Capital Deficiency)                (695,261)        217,275
                                                                ============    ============

                                                                $ 13,489,818    $ 13,753,060
                                                                ============    ============

    See accompanying notes to consolidated condensed financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          For the three                 For the six
                                                          months ended                  months ended
                                                            June 30                        June 30
                                                ----------------------------    ----------------------------
                                                    2000            1999            2000            1999
                                                ------------    ------------    ------------    ------------
Revenue                                         $    960,646    $    879,657    $  1,642,971    $  1,601,065
Cost of Services:
  Ferry operations                                   697,795         372,596       1,318,408         725,851
  Depreciation                                       229,416         221,750         458,832         444,858
                                                ------------    ------------    ------------    ------------
     Gross Margin                                     33,435         285,311        (134,269)        430,356


Selling, General & administrative                    444,142         298,438         702,702         540,576
Marketing                                             17,249           4,671          41,926          10,892
Amortization of goodwill                              20,236          20,236          40,472          40,472
                                                ------------    ------------    ------------    ------------
Loss from operations                                (448,192)        (38,034)       (919,369)       (161,584)

Other expenses:
  Interest (net)                                     394,882         410,549         728,008         730,257
  Provision for state income taxes                         -           1,223               -           1,687
                                                ------------    ------------    ------------    ------------
    Total other expenses                             394,882         411,772         728,008         731,944


Loss from continuing operations before
 minority share loss in subsidiary                  (843,074)       (449,806)     (1,647,377)       (893,528)

Minority share in loss of subsidiary                       -               -               -          11,071
                                                ------------    ------------    ------------    ------------
Loss from continuing operations                     (843,074)       (449,806)     (1,647,377)       (882,457)

Loss on discontinued operations                     (235,284)        (24,756)       (235,284)        (47,723)
                                                ------------    ------------    ------------    ------------
Net loss                                          (1,078,358)       (474,562)     (1,882,661)       (930,180)
                                                ------------    ------------    ------------    ------------
Per share data:
  Basic and diluted:
    Loss from continuing operations                   ($ .14)         ($ .14)         ($ .29)         ($ .27)
    Loss from discontinuing operations                ($ .04)         ($ .01)         ($ .04)         ($ .01)
                                                ------------    ------------    ------------    ------------

    Net loss                                          ($ .18)         ($ .15)         ($ .33)         ($ .28)
                                                ============    ============    ============    ============
    Weighted average number of shares
     outstanding
     Basic and diluted                             6,125,745       3,282,795       5,742,092       3,271,679
                                                ============    ============    ============    ============

See accompanying notes to consolidated condensed financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (Unaudited)

                                                                Additional       Accumulated
                                        Common Stock              Paid-In       Stockholders'
                                   Number          Amount         Capital        (Deficit)         Total
                                -----------     -----------     -----------     -------------   -----------
Balance at January 1, 2000        4,905,795     $    49,058     $ 5,312,588       ($5,144,371)  $   217,275

Increase of shares for cash         688,500           6,885         441,740             -           448,625

Shares issued for
 services rendered                  298,500           2,985         178,890             -           181,875

Shares issued for
 satisfaction of liabilities        352,500           3,525         336,100             -           339,625

Net loss for the period                   -               -               -        (1,882,661)   (1,882,661)
                                -----------     -----------     -----------     -------------   -----------
Balance at June 30, 2000          6,245,295     $    62,453     $ 6,269,318       ($7,027,032)   ($ 695,261)
                                ===========     ===========     ===========     =============   ===========

See accompanying notes to consolidated condensed financial statements.

                  LIGTHHOUSE LANDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          For the six Months Ended
                                                                  June 30,
                                                        ----------------------------
                                                            2000            1999
                                                        ------------    ------------
Cash flows from operating activities:
  Net loss continuing operations                         ($1,647,377)      ($883,457)
                                                        ------------    ------------
  Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating activities:
    Minority interests                                          -            (11,071)
    Depreciation                                             462,059         451,456
    Amortization of goodwill                                  40,472          40,472
    Amortization of deferred finance cost                    103,013           2,000
    Imputed interest                                          48,926          86,724
    Stock issued for service rendered                         40,000         100,000
    Deferred Revenue                                         100,073          43,233

    Increase (decrease) in cash flows as
        a result of changes in assets and
        liability account balances:
      Inventories                                              3,107          (4,280)
      Prepaid expenses and other current assets               78,978          19,623
      Accounts payable and accrued expenses                   25,930          18,119
      Related party obligations                               17,568          17,103
      Other assets                                              (697)           -
                                                        ------------    ------------
                                                             919,429         763,379
                                                        ------------    ------------

Net cash used in operating activities
  of continuing operations                                  (727,948)       (187,518)
                                                        ------------    ------------

Cash flows used in investing activities:
  Acquisition of property and equipment                      (29,196)        (19,254)
                                                        ------------    ------------

Cash flows from financing activities:
  Proceeds from loans                                      1,200,000            -
  Repayments of long-term debt                              (650,904)        280,928
  Proceeds from issuance of common stock                     448,625           5,000
                                                        ------------    ------------
Net cash provided by financing activities
  of continuing operations                                   997,721         285,928
                                                        ------------    ------------
Net cash provided by continuing operations                   240,577         146,596

Net cash used in discontinued operations                    (130,988)       (187,518)
                                                        ------------    ------------

Net increase in cash                                         109,589         (40,922)
Cash at beginning of year                                     97,957          62,606
                                                        ------------    ------------
Cash at end of year                                     $    207,546    $     21,684
                                                        ============    ============

 See accompanying notes to consolidated condensed financial statements.

                  LIGTHHOUSE LANDINGS, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                                         For the Six Months Ended
                                                                  June 30,
                                                        --------------------------
                                                           2000            1999
                                                        ----------      ----------
Supplemental Disclosures of Cash Flow
 Information:
  Cash paid during the year:

    Interest                                            $  842,708      $        -
    Income taxes                                        $        -      $        -

Supplemental Schedules of Noncash Activities:

  Common stock issued as additional interest            $  129,375      $        -

  Common stock issued in payment of
   Consulting and legal fees                            $   52,500      $        -

  Common stock issued as payment of liabilities:
    Related parties                                     $  214,625
    Others                                              $  125,000

  Note issued as payment of consultant's fee            $  110,000      $        -

    See accompanying notes to consolidated condensed financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 June 30, 2000


NOTE 1 - REALIZATION OF ASSETS - GOING CONCERN.

                The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Lighthouse Landings, Inc. (the "Company") has sustained substantial losses for the years ended December 31, 1999 and the six months ended June 30, 2000. In addition, the accompanying consolidated balance sheet as at June 30, 2000 reflects negative working capital of $4,189,734 and net tangible capital deficiency of $1,931,677

                Future viability of the Company is dependent upon the Company obtaining additional funding. During 1999, the Company arranged private placements of its common stock for net cash proceeds of $1,530,000 and obtained short term loans in the amount of $700,000 for both its continuing and discontinued segments. The proceeds were used to provide funds for the payment of certain obligations and ongoing operations. Commencing in January 2000 through July 31, 2000, the Company received $448,625 through the sale of its securities and $1,940,000 from bridge loans.

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

                During 1998 and 1999, the Company assessed its strategic direction and concluded that focusing on the commuter ferry business would provide the greatest return on assets and discontinued the marina restaurant property and the retail cigar operations in 1999. Accordingly, the Company is pursuing the divestiture of the discontinued segments assets. The carrying value of the related net assets have been reclassified as "Net assets of discontinued operations" in the accompanying consolidated balance sheet.

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


         (b)      Basis of Presentation:

                The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the six month period ended June 30, 2000 and 1999. The results of operations for the six month period ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.


                The December 31, 1999 balance sheet has been derived from the audited financial statements at the date included in the Company's annual report contained in Form 10-KSB. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report contained in Form 10-KSB.


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


         (d)      Change of Accounting Period:

                The Company has changed its April 30 fiscal year end to December 31st. Accordingly, the accompanying consolidated financial statements reflect balance sheets as of June 30, 2000 and December 31, 1999 and the results of operations cash flows and stockholders equity (Capital deficiency) for the six month period ended June 30, 2000 and 1999 then ended.

         (e)      Inventories:

                Inventories which consist of parts inventory and cafeteria products are stated at the lower of cost or market on the first-in, first-out method.


         (f)      Property and Equipment:

                Property and equipment is recorded at cost. The cost of the ferries obtained through the New York Fast Ferry Holding Corp. acquisition in December 1998 has been determined as an allocation of the purchase price of the business acquired based upon an appraisal. Depreciation is computed using the straight-line method. Depreciation on equipment, including the ferries, is calculated principally over their estimated useful lives of fifteen years.

                Expenditures that substantially increase estimated useful lives are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are sold or otherwise disposed of, their costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in operations.


         (g)      Goodwill:

                Goodwill arising from acquisitions initially represents the excess of the purchase cost over the fair value of identifiable assets less identifiable liabilities. Goodwill is reviewed on an ongoing basis to determine that the value has not been impaired; in 1999 it was determined that the value of the goodwill arising from the purchase of The Cigar Box, Inc. has been impaired and accordingly the remaining unamortized goodwill of $198,654 has been written off to discontinued operations during 1999. The goodwill arising from the acquisition of New York Fast Ferry Holding Corp. and its wholly owned subsidiaries aggregating $1,214,174 is being amortized over 15 years. Amortization of goodwill charged to operations was $40,472 for the six months ended June 30, 2000 and 1999.


         (h)      Revenue Recognition:

                Revenue is recognized when earned. The Company's ferry business sells the majority of commuter tickets in advance of use. Accordingly, the Company determines the unused portion of ticket sales and defers that value to future periods. Deferred income aggregated $168,838 and $68,765 at June 30, 2000 and December 31, 1999, respectively.


         (i)      Income Taxes:

                The Company complies with Statement of Financial Accounting Standards No. ("SFAS 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets are computed for differences between financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on the enacted tax laws and rates in the periods in which differences are expected to affect taxable income. The principal asset and liability differences are deferred revenues, valuation allowances for long-term assets, the estimated loss on the disposal of discontinued operations, and utilization of the Company's tax loss carry forwards. Management has fully reserved the net deferred tax assets as it is more likely than not that the deferred tax asset will be utilized in the future.


         (j)      Impairment of Long-lived Asset:

                The Company accounts for impairment of long-lived assets accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairments of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Due to significant loss incurred during 1999, the Company evaluated its long-term assets of its continuing operations which as at December 31, 1999 were comprised of property and equipment (principally two (2) ferries) with an undepreciated cost of $12,288,880 and goodwill on the acquisition of the Fast Ferry Holding Corp. with a unamortized cost of $1,112,935. Based upon an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life, it was determined that there was no impairment in either the net book value of the ferries or the goodwill.


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


         (m)      Loss Per Common Share:

                Loss per common share is based on the weighted average number of common shares outstanding. In March 1997, the Financial Accounting Standards Broad issued Statement No. 128 ("SFAS 128"), "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations, and which the Company has adopted. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

                Since the effect of outstanding options, warrant and convertible debenture conversions are antidilutive in all periods presented, it has been excluded from the computation of loss per common share.

NOTE 3 - DISCONTINUED OPERATIONS.

     On October 28, 1999, the Company adopted a plan to sell its real estate and retail/wholesale segments. Accordingly both segments have been accounted for as discontinued operations in the accompanying consolidated financial statements. The net assets to be disposed of as of June 30, 2000 aggregating $65,612 consist principally of real estate and its related secured indebtednesses. The net assets are recorded as current assets in the accompanying consolidated balance sheet under the caption "Net assets of discontinued operations." Management expects the real estate to be sold in late 2000 or early 2001.

     In the second quarter of 2000 management became aware that its previous estimate of the time required to dispose of these segments was incorrect and accordingly the original estimate of the carrying charges of the real property - real estate taxes and interest- would have to be increased to reflect these charges through June 2001. The accompanying reflect a charge for $110,000 of these costs incurred through June 2000 plus an estimate of an additional $125,000 for interest and taxes through June 2001.

     The net assets of discontinued operations, which have been segregated in the accompanying balance sheets are summarized as follows:

                                                                June 30,
                                                                  2000
                                                                --------
Assets:
  Inventory                                                     $  2,001
  Property assets, net (See Note 4)                              931,180
                                                                --------
                                                                 933,181
                                                                --------
Liabilities:
  Accounts payable                                                32,434
  Secured mortgage payables                                      337,547
  Accrued real estate taxes and interest                         497,588
                                                                --------
                                                                 867,569
                                                                --------

Net assets of discontinued operations                           $ 65,612
                                                                ========

     (a)  The mortgage notes payable are summarized as follows:

20% demand mortgage on real property
  subject to the tax lien referred to below                     $ 25,000

Second mortgage on real property payable in monthly
  installments (applied firstly to interest) of
  $15,000 from January 10, 2000 through
  May 10, 2000, and three equal monthly
  payments equal to one-third of the balance
  outstanding on June 10, 2000,  commencing
  June 10, 2000.  The loan carries interest at
  18% plus as added inducement to enter into the
  loan, the lender received 50,000 shares of
  common stock valued at $100,000.                               104,547

6% second demand mortgage on real property                       208,000
                                                                --------
                                                                $337,547
                                                                ========

     (b) Real estate taxes liens have been recorded by local governmental authorities because of non-payment of said property taxes arising from a dispute over property tax valuations. The Company is currently attempting to resolve the dispute.

NOTE 4 - PROPERTY AND EQUIPMENT.

     Property and equipment is summarized as follows:

                                                                  June 30,
                                                                ------------
                                                                    2000
                                                                ------------
Continuing operations:
  Ferries                                                       $ 13,300,000
  Computers and office equipment                                      61,210
  Furniture and fixtures                                             113,117
                                                                ------------
                                                                  13,474,327
  Less:  Accumulated depreciation                                  1,618,310
                                                                ------------
                                                                $ 11,856,017
                                                                ============

Discontinued operations:
  Land and buildings                                            $    931,180
                                                                ============


NOTE 5 - LONG-TERM DEBT.

                                                                  June 30,
                                                                ------------
                                                                    2000
                                                                ------------
Mortgage note payable, secured by the
  vessel "Finest" due in monthly install-
  ments of $61,875 through March 10, 1999,
  and $56,719 through September 10, 2005,
  including interest at 9.25% per annum, with a
  final payment of $3,626,691 due October 10,
  2005.                                                (a)      $  5,083,845

Mortgage note payable, secured by the vessel
  "Bravest" due in monthly installments of
  $59,063 through March 10, 1999 and
  $56,719 through September 10, 2005, including
  interest at 9.25% per annum, with a final payment
  of $3,572,971 due October 10, 2005.                  (a)         5,050,561

Note payable, secured by the vessel "Finest"
  and "Bravest", payable in fifteen monthly
  installments of $15,000 commencing in
  February 1999, payment of $343,333 on
  March 31, 2000 and a final payment of
  $934,319 due on December 10, 2000
  including imputed interest of 9.25%.                 (a)           899,929

10% interest bearing obligation payable in two
  installments of $100,000 each on March 15,
  2000 and July 15, 2000 and as final payment of
  $200,000 January 15, 2001.                                         307,562

                                                                ------------
                                                                  11,341,896
Portion due within one year                                        1,706,566
                                                                ------------
Long-term debt - less current maturities                        $  9,635,330
                                                                ============

(a)  The two first mortgages on the ships and note payable are secured through
(i) cross collateralization agreements; (ii) assignments of charter agreements and other personal property, (iii) a pledge of a potential receivable arising from a lawsuit against the City of New York and (iv) cross corporate guarantees. Reference is made to Note 9(c)(i) regarding warrants issued to the note holder.

     The secured debt obligations mature as follows:


        2001                                                    $ 1,706,566
        2002                                                        490,434
        2003                                                        537,773
        2004                                                        589,682
        2005                                                        646,600
     Thereafter                                                   7,370,841
                                                                -----------
                                                                $11,341,896
                                                                ===========


NOTE 6 -  BRIDGE FINANCING LOANS

JUNE 2000 - During the month of June 2000, the company received proceeds from nine convertible promissory notes, (six for $20,000, one for $10,000 and two for $5,000), totaling $140,000 dollars. Each convertible promissory note carries a simple interest rate of 10.5%. Interest only is payable quarterly, and the notes mature one-year from date of issuance. In addition, each convertible promissory note holder was issued 125 shares of the company's common stock for each $5,000 dollars of indebtedness owed to the convertible promissory note holder at date of issuance. These shares of stock are restricted securities. The fair value of the common shares on the dates of issuance aggregated $4,375 that will be charged to operations as additional interest over the life of the notes.

     The lenders have the right, at their sole and exclusive option, to convert the outstanding indebtedness to common shares (the "Conversion Rights") of the company at any time prior to borrower making payment. Should such "Conversion Rights" be exercised, the Company shall issue such shares to the Lender at the rate of one share of common stock for each two ($2.00) dollars of the indebtedness then due and owing. The shares issued by the company through the exercise of the "Conversion Rights" will be restricted securities. The option and conversion as provided herein shall be exercised by each lender issuing written notice to the borrower.

     The loan balance for the nine convertible promissory notes including interest accrued as of June 30, 2000 is $140,631.


JUNE 2000 - On June 14, 2000, New York Fast Ferry Services Inc., received proceeds of two bridge loans aggregating $60,000. The loans bear interest at 14% per annum. Loans aggregating $45,000 plus accrued interest are payable on July 14, 2000, which were made, and the balance of the loans with accrued interest on or before September 14, 2000.

     The loan balance for the nine convertible promissory notes including interest accrued as of June 30, 2000 is $60,373.


MARCH 2000 - On March 11, 2000, the Company received proceeds of two bridge loans aggregating $1,000,000. The loans, which bear interest at 10% per annum payable quarterly, are payable nine months from issuance. To obtain the loans, the Company issued to each loan holder 125,000 shares of unregistered common stock with on-demand registration and unlimited piggyback rights. The fair value of the shares at issuance aggregating $125,000 will be charged to operations as additional interest over the life of the loans.

     The loans may be repaid anytime within nine months of issuance; however, the loans must be repaid out of the proceeds of a financing greater than $2,000,000. Initially the loans are convertible into common stock at $1.50 per share. In the event the loans are not redeemed in full within nine months from issuance, the loans are in default, and become convertible at $1.00 per share for the first 90 days of the default period and are further reduced to $.50 thereafter. In addition, in the event of default, the Company must issue to each of the loan holders 50,000 warrants exercisable at $.25 per share for each 30 days period until repaid.

     The loan balance for the two bridge notes including accrued interest as of June 30, 2000 is $1,008,333


MARCH 2000 - The Company employed the services of a financial consultant to arrange for the two bridge loans dated March 11, 2000. The consultant received as payment for this service (i) a 10% interest bearing note payable on December 10, 2000 in the amount of $110,000, (ii) 25,000 shares of the company's common stock whose fair market value at date of issuance was $12,500, and (iii) the same default remedies as the bridge loan holders. The note payable balance including accrued interest as of June 30, 2000 is $113,361. The consultant also has agreed to perform consulting services for the Company and will receive payment for his services in the form of warrants to acquire 50,000 common shares at $2.00 per share for each three month period his services are required.


NOTE 7 - CAPITAL STOCK.

         (a)    Common stock for consideration other than cash:


     During the second quarter of 2000, the Company issued 20,000 of its common shares having a fair market value on the date of issuance of $40,000 to outside legal and financial consultants for services rendered.

     During the second quarter of 2000, the Company issued 100,000 shares having a fair market value on the date of issuance of $125,000. This issuance was for satisfaction of a note and other liabilities related to the discontinued operations.

     During the second quarter of 2000, the Company issued 3,500 shares having a fair market value on the date of issuance of $4,375. The shares were issued as additional interest, and this amount is being charged to operations over the life of the convertible promissory notes issued in June 2000.

     During the first quarter of 2000, the Company issued 252,500 shares having a fair market value on the date of issuance of $214,625 to two officer/directors and another director for satisfaction for accrued compensation in the amount of $214,625.

     During the first quarter of 2000, a financial consultant was issued 25,000 shares having a fair market value on the date of issuance was $12,500 for service rendered in arranging the bridge loan. This amount is being charged to operations over the life of the loan.

     During the first quarter of 2000, the Company issued 250,000 of its common shares having a fair market value on the date of issuance of $125,000 as additional consideration for the bridge loan.

         (b)    Common Stock Issued for Cash:

     During second quarter of 2000, the Company sold 54,000 shares of its common stock restricted for one year at prices ranging from $1.00 to $1.25 per share, for an aggregate of $60,125.

     During first quarter of 2000, the Company sold 634,500 shares of its common stock and warrants to acquire an additional 634,500 common shares at prices ranging from $1.00 to $1.25 per share for an aggregate of $388,500.

NOTE 8 -  STOCK OPTIONS AND WARRANTS.

     A summary of activity related to non-qualifying stock options and warrants granted by the Company is as follows:

                                                                     Exercise
                                                                      Price
                                                                       Per
                                         Options      Warrants        Share
                                        ---------    ----------   -------------
Outstanding at January 1, 1999             10,000       200,000   $.96 to $2.60

Cancelled                                 (10,000)                $2.53
Granted during 1999                       420,000     1,330,000   $1.00 to $1.75
                                        ---------    ----------

Outstanding at December 31, 1999          420,000     1,530,000   $1.00 to $2.60


Granted during 2000                       250,000       689,500   $.50 to $2.00
                                        ---------    ----------

Outstanding at June 30, 2000              670,000     2,219,500   $.50 to $2.60
                                        =========    ==========

(a)     Stock Options:

     The Company has entered into new employment agreements with its Chief Executive Officer and its V.P., Secretary in 2000. These officers received as a condition of their contract options to purchase 100,000 and 150,000, respectively, shares of common stock at $1.00 per share, the fair market value at the date of grant, through January 2007. Half of these options are exercisable in January 2002 and the officers are first able to exercise the other 50% in January 2003.

     Assuming the fair market value of the stock at the date of grant to be equal to option exercise price, the life of the options to be from 1.3 years to 7 years the expected volatility at 400%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $135,882 and $6,300 for the six months ended June 30, 2000 and 1999, respectively, as calculated by the Black-Scholes option pricing model. As such, proforma net loss and loss per share would be as follows:

                                             For the Years Ended
                                                   June 30,
                                        ----------------------------
                                            2000            1999
                                        ------------    ------------

Net loss as reported                     ($1,882,661)      ($930,180)
Additional compensation                      135,882           6,300
                                        ------------    ------------
Adjusted net loss                        ($2,008,543)      ($936,480)
                                        ============    ============
Loss per share as reported                     ($.33)          ($.29)
                                        ============    ============
Adjusted loss per share                        ($.35)          ($.29)
                                        ============    ============

(b)     Warrants Granted in 2000:

     As an inducement to purchase shares of the Company's common stock, warrants to purchase 689,500 shares were granted to individuals who purchased stock in 2000. The warrants are exercisable at various times through March 15, 2002 at prices ranging from $.50 to $2.00.

     A financial consultant was issued warrants to acquire 50,000 common shares at $2.00 per share as part of a consulting agreement. Another Consultant was granted a warrant to acquire 5,000 common shares at $2.00 per share which was the fair value of the common stock on the date of issuance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

OVERVIEW - Lighthouse Landings Inc. (the "Company"), is a New Jersey corporation
--------
formed on May 12, 1993 under the name Drydock Cafe, Inc. On September 21, 1994, the Company changed its name to Lighthouse Landings, Inc. The Company, through its subsidiary New York Fast Ferry Holding Corp. ("NYFF"), is an operator of high speed, commuter passenger ferry boats in the New York City metropolitan region.

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes to those statements, which are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information, along with other information included in this Form 10-QSB.

Comparison of three and six month periods ended June 30, 2000 compared with three and six month periods ended June 30, 1999 are as follows.

REVENUES - NYFF's operations consolidated revenues increased by 9.12% to
--------
$960,646 for the three months ended June 30, 2000 compared to $879,657 for the three months ended June 30,1999. For the six months ended June 30, 2000, consolidated revenues increased by 2.62% to $1,642,971 compared to $1,601,065 for the comparable period in 1999. The overall increase net of decreases are explained as follows:

     PASSENGERS TICKET SALES - Passenger ticket sales increased by 48.38% to $873,654 for the three months ended June 30, 2000 compared to $588,804 for the three months ended June 30,1999. For the six months ended June 30, 2000, earned passenger ticket sales increased by 39.21% to $1,513,781 compared to $1,086,979 for the comparable period in 1999.

     The increase is the result of adding additional scheduled runs with the Motor Vessel (M/V) Finest. The M/V Finest was originally chartered to the Massachusetts Steamship Authority. This charter terminated in October 1999.

     GALLEY SALES - Galley sales increased by 20.58% to $58,938 for the three months ended June 30, 2000 compared to $48,878 for the three months ended June 30,1999. For the six months ended June 30, 2000, galley sales increased by 11.90% to $101,136 compared to $90,384 for the comparable period in 1999.

     The increase is primarily the result of adding the M/V Finest as a commuter passenger ferry.

     CHARTER SALES - Charter sales decreased by 88.40% to $28,054 for the three months ended June 30, 2000 compared to $241,975 for the three months ended June 30,1999. For the six months ended June 30, 2000, charter sales decreased by 93.38% to $28,054 compared to $423,702 for the comparable period in 1999. The decrease is the result of terminating the charter businees of the M/V Finest and utilizing this vessel for commuter transportation.

COST OF SERVICES - NYFF's cost of services increased by 56.01% to $927,211 for
----------------
the three months ended June 30, 2000 compared to $594,346 for the three months ended June 30,1999. For the six months ended June 30, 2000, cost of services increased by 51.81% to $1,777,240 compared to $1,170,709 for the comparable period in 1999. The overall changes are detailed follows:

     SALARY and RELATED BENEFITS - Salary and related benefits increased by 46.61% to $163,466 for the three months ended June 30, 2000 compared to $111,494 for the three months ended June 30,1999. For the six months ended June 30, 2000, salary and related benefits increased by 39.51% to $305,406 compared to $218,913 for the comparable period in 1999.

     The increase is the result of adding a crew for additional scheduled runs with the Motor Vessel (M/V) Finest. The M/V Finest was originally chartered to the Massachusetts Steamship Authority. This charter terminated in October 1999.

     FUEL and OIL RELATED COSTS - Fuel and oil related costs increased by 94.70% to $151,433 for the three months ended June 30, 2000 compared to $77,777 for the three months ended June 30,1999. For the six months ended June 30, 2000, fuel and oil related costs increased by 128.08% to $292,371 compared to $128,221 for the comparable period in 1999.

     The increase is attributable to an increase in the cost of fuel, an increase in the scheduled runs and the operation of the M/V Finest.

     BOAT MAINTENANCE and RELATED SUPPLIES - Boat maintenance and related costs increased by 394.14% to $96,244 for the three months ended June 30, 2000 compared to $19,477 for the three months ended June 30,1999. For the six months ended June 30, 2000, Boat maintenance and related costs increased by 169.25% to $245,288 compared to $91,102 for the comparable period in 1999.

     The increase in Boat maintenance and related costs, which included a scheduled engine overhaul and other unscheduled maintenance are the result of an increase in the scheduled runs and the operation of the M/V Finest.

     DOCKING and PARKING RELATED FEES - Docking and Parking related fees increased by 32.09% to $139,016 for the three months ended June 30, 2000 compared to $105,240 for the three months ended June 30,1999. For the six months ended June 30, 2000, docking related fees increased by 33.21% to $239,169 compared to $179,538 for the comparable period in 1999.

     The increase in docking and parking related fees, are the result of an increase in the scheduled runs and the operation of the M/V Finest translating to more passengers traveled. The number of passengers traveled is a component of the parking fee calculation charged by the owner of the parking facility in Highlands, New Jersey.

     INSURANCE - Insurance related costs increased by 203.15% to $60,114 for the three months ended June 30, 2000 compared to $19,830 for the three months ended June 30, 1999. For the six months ended June 30,

2000, insurance related costs increased by 129.22% to $96,297 compared to $42,011 for the comparable period in 1999.

     The increase in insurance related costs, is primarily the result of the operation of the Motor Vessel M/V Finest. As well as a general price increase in the insurance premiums.

     GALLEY COST of GOODS SOLD - The galley cost of goods sold increased by 61.33% to $39,230 for the three months ended June 30, 2000 compared to $24,317 for the three months ended June 30,1999. For the six months ended June 30, 2000, galley cost of goods increased by 36.37% to $66,597 compared to $42,375 for the comparable period in 1999.

     The increase is attributable to an increase in the number of scheduled runs and the operation of the M/V Finest translating into more passengers traveled aboard the boats.

     OTHER DIRECT OPERATING COSTS - Other direct operating costs increased by 233.95% to $48,292 for the three months ended June 30, 2000 compared to $14,461 for the three months ended June 30,1999. For the six months ended June 30, 2000, other direct operating costs increased by 209.32% to $73,280 compared to $23,691 for the comparable period in 1999.

     The increase is attributable to an increase in the number of scheduled runs and the operation of the M/V Finest.


DEPRECIATION - Depreciation increased by 3.60% to $229,416 for the three months
------------
ended June 30, 2000 compared to $221,750 for the three months ended June 30,1999. For the six months ended June 30, 2000, depreciation increased by 3.14% to $458,832 compared to $444,858 for the comparable period in 1999.

     The increase is attributable to an increase in other boat equipment associated with operation of the M/V Finest and continued upgrades of equipment on the Bravest.


SELLING, GENERAL and ADMINISTRATIVE EXPENSES - The consolidated company's
--------------------------------------------
selling, general and administrative expenses increased by 48.82% to $444,142 for the three months ended June 30, 2000 compared to $298,438 for the three months ended June 30,1999. For the six months ended June 30, 2000, selling, general and administrative expenses increased by 29.99% to $702,702 compared to $540,576 for the comparable period in 1999. The overall changes are detailed as follows:

     FERRY ADMINISTRATION, SALARY and RELATED BENEFITS - Salary and related benefits for the Ferry Administration increased by 12.18% to $79,840 for the three months ended June 30, 2000 compared to $71,170 for the three months ended June 30,1999. For the six months ended June 30, 2000, Salary and related benefits for the "Ferry Administration" increased by 9.09% to $154,595 compared to $141,708 for the comparable period in 1999.

     The increase is attributable to the addition of one head count increase, overall salary increases, and overtime of clerical staff.

     CORPORATE ADMINISTRATION, SALARY and RELATED BENEFITS - Salary and related benefits for the Corporate Administration increased by 1.97% to $113,651 for the three months ended June 30, 2000 compared to $111,458 for the three months ended June 30,1999. For the six months ended June 30, 2000, Salary and related benefits for the "Corporate Administration" decreased by 5.70% to $182,367 compared to $193,388 for the comparable period in 1999.

     The three-month increase is related to salary increases associated with the addition of the VP Secretary and the new chief financial officer. The overall six-month decrease was the result of changes in the employment agreements with certain current and former officers.

     PROFESSIONAL SERVICES - Professional services, which include legal, accounting and consulting services, increased by 150.50% to $157,871 for the three months ended June 30, 2000 compared to $63,023 for the three months ended June 30,1999. For the six months ended June 30, 2000, Professional services increased by 69.72% to $178,152 compared to $104,967 for the comparable period in 1999.

     The increase is related to the 10-KSB audits and 10-QSB reviews of the company's financial statements, as well as various SEC filings requiring both legal and accounting services. In addition, there were various engineering and related expenses associated with the new planned ferry routes ((i.e. Stamford, CT., Highlands, NJ (new location) and Keyport, N.J.)).

     TRAVEL and RELATED AUTOMOBILE EXPENSES - Travel and related automobile expenses decreased by 36.37% to $15,223 for the three months ended June 30, 2000 compared to $24,115 for the three months ended June 30,1999. For the six months ended June 30, 2000, travel and related automobile decreased by 43.72% to $23,044 compared to $40,947 for the comparable period in 1999.

     The decrease is related to an overall decrease in travel within the organization over the comparable period in 1999.

     OFFICE FACILITY RELATED EXPENSES- Office facility related expenses includes rent, utilities, maintenance and general office expenditures for the Company's corporate office in West Caldwell, New Jersey and the NYFF marina office in Highlands, New Jersey.

     These office facility related expenses increased by 367.24% to $57,994 for the three months ended June 30, 2000 compared to $12,412 for the three months ended June 30,1999. For the six months ended June 30, 2000, office facility related expenses increased by 100% to $80,473 compared to $34,894 for the comparable period in 1999.

     The increase primarily relates to the establishment of a new corporate headquarters in West Caldwell, New Jersey as well as increased costs associated with the maintenance of the marina office located in Highlands, New Jersey.

     DEPRECIATION EXPENSE - Depreciation expense decreased by 34.14% to $2,674 for the three months ended June 30, 2000 compared to $4,060 for the three months ended June 30,1999. For the six months ended June 30,

2000, Depreciation expense increased by 51.08% to $3,227 compared to $6,598 for the comparable period in 1999.

     The decrease is related to assets that have been fully depreciated

     CORPORATE EXPENSE - OTHER - Other Corporate related expenses increased by 38.43% to $16,889 for the three months ended June 30, 2000 compared to $12,200 for the three months ended June 30,1999. For the six months ended June 30, 2000, Depreciation expense increased by 347.29% to $80,844 compared to $18,074 for the comparable period in 1999.

The increase is related to the expenses associated with filing the 10-KSB and 10-QSB with the company's financials statements, as well as various other SEC filings.


MARKETING EXPENSES - Marketing expenses increased by 269.28% to $17,249 for the
------------------
three months ended June 30, 2000 compared to $4,671 for the three months ended June 30,1999. For the six months ended June 30, 2000, marketing expenses increased by 284.92% to $41,926 compared to $10,892 for the comparable period in 1999.

     The increase is related to increased efforts to attract new passengers.


GOODWILL AMORTIZATION - In each of the quarters ended June 30, 2000 and 1999,
---------------------
the Company recorded amortization of goodwill expense of $20,236, which was related to its acquisition of NYFF.


INTEREST EXPENSE - Interest expense primarily relates to meeting the current
----------------
obligations of the NYFF, including the mortgages on the vessels and debt financing of the Company's current operations and business development.

Interest expense decreased by 3.82% to $394,882 for the three months ended June 30, 2000 compared to $410,549 for the three months ended June 30,1999. For the six months ended June 30, 2000, Interest expense decreased by .31% to $728,008 compared to $730,257 for the comparable period in 1999.

     The decrease primarily relates to new bridge financing entered into during 2000; resulting in better terms.


Liquidity and Capital Resources.
--------------------------------

     Since inception, the Company has funded its operations primarily through cash generated from private placements of debt and equity securities and institutional financing. In October 1998, the Company acquired 80% of the stock of NYFF and commenced operating fast ferry service from Highlands, New Jersey. As part of the transaction, the

Company guaranteed payment and satisfaction of NYFF's outstanding liabilities, which included mortgages on its two ferry vessels and a line of credit. The NYFF operation generates sufficient cash-flow to cover its direct operating costs. However, the NYFF operation does not yet generate enough cash to make principal and interest payments for both boat mortgages, carry its other debt, to fund the capital improvements and capital expenditures necessary for the Company to expand its operations and to implement its strategic business objectives.

     As of June 30, 2000, two outstanding notes payable and preferred ship mortgages held by Debis Financial Services, Inc., one on the ferry M/V Finest and one on the ferry M/V Bravest, were $5,083,845 and 5,050,559, respectively, which bear interest at 9.25% per annum. Both ship mortgages each require monthly payments of principal and interest in the amount of $56,719 through September 10, 2005, with final payments of $3,626,691 and $3,572,971, respectively, due on October 10, 2005.

     The line of credit held by Debis Financial Services Inc. assumed by the Company had an outstanding balance at June 30, 2000 of $899,929 with the same financial institution that holds the preferred ship mortgages. The line of credit, secured by the M/V Finest and the M/V Bravest, required monthly payments of $15,000 through April 10, 2000, and final principal payment of $934,319 on December 10, 2000. As of this filing the line of credit is current. The note carries no interest, but has been discounted to a net present value using a discount rate of 9.25% per annum. These two preferred ship mortgages and the line of credit are further secured by cross collateralization agreements, assignment of personal property, a pledge of a potential receivable arising out of a lawsuit against the City of New York, and a Company guarantee. Moreover, the financial institution was granted warrants to purchase 200,000 shares of Company stock at $2.60 per share exercisable through March 16, 2004.

     During the month of June 2000, the company received proceeds from nine convertible promissory notes, (six for $20,000, one for $10,000 and two for $5,000), totaling $140,000 dollars. Each convertible promissory note carries a simple interest rate of 10.5%, interest only is payable quarterly, and matures one-year from date of issuance. In addition, each convertible promissory note holder was issued 125 shares of the company's common stock for each $5,000 dollars of indebtedness owed to the convertible promissory note holder at date of issuance. These shares of stock are restricted securities.

     The lender has the right, at its sole and exclusive option, to convert the outstanding indebtedness to common shares (the "Conversion Rights") of the company at any time prior to borrower making payment. Should such "Conversion Rights" be exercised, the Company shall issue such shares to the Lender at the rate of one share of common stock for each two ($2.00) dollars of the indebtedness then due and owing. The shares issued by the company through the exercise of the "Conversion Rights" will be restricted securities. The option and conversion will be exercised by the lender issuing written notice to the borrower.

     The loan balance for the nine convertible promissory notes including interest accrued as of June 30, 2000 is $140,631.

     On June 14, 2000, New York Fast Ferry Services Inc., received proceeds of two bridge loans aggregating $60,000. The loans bear interest at 14% per annum. Their terms are as follows:

        1. On or before July 14, 2000 a principal payment of 45,000, together with all outstanding accrued interest to date of payment. Payment was made July 14, 2000.

        2. On or before September 14, 2000 a principal payment of 15,000, together with all outstanding accrued interest to date of payment.

     The loan balance for the two promissory notes including interest accrued as of June 30, 2000 is $60,373.

     On March 1, 2000 the company received two $500,000 convertible bridge loans due December 11, 2000, with interest at 10% per annum and is payable quarterly. The loan may be prepaid at any time, but must be repaid out of the proceeds of any financing in excess of $2,000,000. The loan is convertible to common shares of the company at the rate of one share for each $1.50 of indebtedness. In addition, to the 10% interest, the company issued 250,000 common shares, which the company valued at $0.50 per share, as additional consideration. Further shares are issuable in the event of a default.

     In June 1999, the Company obtained financing in the net amount of $300,000 from an unrelated third party that is secured by a second mortgage on the property of the Shrewsbury River, subject to a real estate tax lien, and by a personal guarantee of a major shareholder. The note carries an annual interest rate of 18% and is payable in monthly installments, applied first to interest, as follows: from July 10, 1999 through December 10, 1999, $10,000 per month; from January 10, 2000 through May 10, 2000, $15,000 per month; and commencing June 10, 2000, three monthly installments each equal to one-third of the outstanding balance on June 10, 2000. As of June 30, 2000 the Company was current in these obligations. As an inducement to enter into the loan, the Company issued the lender 25,000 shares of common stock in June 1999 and an additional 25,000 shares in December 1999.

     In the six months ended June 30, 2000, the Company had raised proceeds of $448,625 through the private placement of 688,500 shares of restricted common stock to accredited investors. The Company also issued 252,500 shares of restricted common stock to three directors and officers in satisfaction of unpaid compensation amounting to $214,625. In addition, the company issued 100,000 shares of restricted common stock on June 13, 2000 and $25,000 on July 11, 2000 to a mortgage holder of the discounted operation in satisfaction of $150,000 of debt.

     The Company, as of June 30, 2000, had a working capital deficiency of $4,189,734. Furthermore, in the planned development of its commercial operations, the Company's combined losses are expected to continue as the Company divests its non-core assets and until it increases its ferry service when each of its sites become fully operational. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to continue to obtain adequate financing and/or to successfully expand its ferry operations. Furthermore, capital expenditures to acquire additional fast ferry vessels and improve and expand its landside ferry facilities will require significant funding.

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

Forward-Looking Statements
--------------------------

     Discussions and information in this document that are not historical facts should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential interim financing, the sufficiency of the cash flow, and the business prospects or any other aspect of the Company, actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. The Company has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. Differences may be caused by a variety of factors, including adverse economic conditions, entry of new and stronger competitors in the ferry business, insufficient parking space for potential ferry customers, inadequate capital and the inability to obtain funding from third parties, unexpected costs, and the inability to obtain or keep qualified personnel.



                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

     On June 30, 2000, D. Weckstein & Co., Inc. ("Weckstein") filed suit against the Company in the Supreme Court of the State of New York. The Complaint alleges that the Company owes Weckstein $360,000 for services rendered by Weckstein in connection with the Company's purchase of The Cigar Box, pursuant to a letter agreement between Weckstein and the Company. In the alternative, if the Court finds that Weckstein is not entitled to damages for breach of the letter agreement, Weckstein seeks an award in quantum meruit for services rendered. Weckstein also seeks an award of its costs and disbursements.

     On July 28, 2000, the Company filed an Answer, denying that the Company owes Weckstein damages for breach of contract or in quantum meruit; raising several defenses, including that Weckstein failed to perform its obligations under the letter agreement; and seeking dismissal of the Complaint and an award of the Company's attorney's fees, costs and further relief that the Court deems just and equitable.

     On July 28, 2000, the Company filed a Notice of Removal, to remove the case from the Supreme Court of the State of New York to the United States District Court for the Southern District of New York, based on the diversity jurisdiction of the Federal Court.

     On August 3, 2000, the Company received a notice from its landlord, Northeast Utilities, terminating its lease for the property that is the proposed site for the Company's Stamford, Connecticut ferry terminal. The Company disputes the landlord's right to terminate the lease, and is attempting to negotiate a resolution of this matter with the landlord. If those efforts are unsuccessful, the Company intends to pursue legal action to continue its lease.


ITEM 2.  CHANGES IN SECURITIES
         ---------------------

(c) In May 2000, the Company sold 21,000 shares of common stock, at $1.00 and $1.25 per share, to the following three accredited investors. The offering was conducted in reliance in Section 4(2) of the Act and Rule 506.

     In May 2000, the Company sold 8,000 shares of common stock, at $1.00 and $1.25 per share, to the following accredited investor. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.


                   May                                  Number of Shares
                   ---                                  ----------------

                .  Christopher Karounos                        7,000
                .  Jason Karounos                              7,000
                .  Peter Karounos                              7,000
                .  Dana Schwartz                               8,000
                                                             -------
                                                              29,000
                                                             =======


     During June of 2000, the Company issued 3,500 shares, having a fair market value on the date of issuance of $4,375, to the following purchasers of the Company's convertible promissory notes.

                                                      Principal
                                                      Amount of              Number
                   Name                                 Note                of Shares
                   ----                               ---------             ---------
                .  Robert Powless                     $  20,000                   500
                .  Arthur Klowden                     $   5,000                   125
                .  Herman and Danny Vaden             $  20,000                   500
                .  Steve Carcaterra                   $  20,000                   500
                .  Edward Holst                       $   5,000                   125
                .  Lowell Kupfer                      $  10,000                   250
                .  Frederick Keifer                   $  20,000                   500
                .  Herbert and Lois Rake              $  20,000                   500
                .  Loren and Judith Hanson            $  20,000                   500
                                                                            ---------
                                                                                3,500
                                                                            =========

     During June of 2000, the Company issued 20,000 shares of common stock, having a fair market value on the date of issuance of $40,000, to providers of professional services. The shares were issued as follows: 10,000 were issued to Colasanti & Scott, L.L.P. for outside legal services, and 10,000 were issued to Patricia Beene, CPA for financial services rendered.

     In June 2000, the Company sold 12,500 shares of common stock at $1.25 per share, to the following accredited investor. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

     In June 2000, the Company sold 12,500 shares of common stock at $1.00 per share, to the following accredited investor. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

     In June 2000, the Company issued 100,000 shares of common stock, in satisfaction of debt outstanding on the discontinued operation, to the following accredited investor. The offering was conducted in reliance on
     Section 4(2) of the Act and Rule 506.

                   June                                 Number  Of Shares
                   ----                                 -----------------
                .  Dana Schwartz                               12,500
                .  Felice Barone                               12,500
                .  Nathan Plafsky                             100,000
                                                             --------
                                                              125,000
                                                             ========

ITEM 5.   OTHER INFORMATION
          -----------------

Subsequent Events
-----------------

JULY 2000 - The Company entered into a letter agreement, dated July 24, 2000, with Paul Derecktor, John Koenig, and Jack Davis (collectively, the 20% minority shareholders of NYFF). Under the agreement, the Company will purchase from the minority shareholders the remaining 20% of the issued and outstanding shares of stock of NYFF not already owned by the Company, for the sum of $287,000. The terms of the agreement are as follows: A 10% cash payment was due and was paid on July 25, 2000. The balance of $258,750 will by paid by August 31, 2000 with 51,750 shares of the Company's unregistered common stock (valued at $5.00 per share), and warrants to purchase 51,750 shares of common stock, at $2.00 per share, exercisable for three years.


JULY 2000 - The Company entered into an Agreement, dated July 19, 2000, with Robert E. Derecktor, Inc. ("Derecktor"), for the purchase of up to three new 35-meter aluminum high-speed catamaran passenger ferries to be built by Derecktor. Paul Derecktor, who was a minority shareholder of NYFF at the time the contract was executed, is an officer, director, and shareholder of Derecktor. The initial order is for one vessel. The purchase price will be paid in 10 installments, spread over approximately 10 months, and is as follows: If a second vessel is ordered within 120 days after the date of the agreement, the price will be $5,250,000 for the first vessel, and $5,206,000 for the second vessel. If a third vessel is ordered within 240 days after the date of the Agreement, the price will be $5,188,000 for the first vessel, and $5,058,000 for
the second and third vessels.   If only one vessel is ordered, the purchase
price is $5,400,000. If a second vessel is not ordered within 120 days of the date of the agreement, then a lump sum of $211,500 will be paid with payment installment number four on the first vessel. If the second vessel is ordered, but the third vessel is not ordered after 240 days, then a lump sum of $148,000 will be paid with payment installment number four on the second vessel. Derecktor has the right to raise the purchase price of the second or third vessel if it can show that significant material cost increases have taken place (but the increase can only be in proportion to the material cost increase).

JULY 2000 - The Company employed the services of a financial consultant to arrange for four bridge loans, one dated July 10, and three dated July 14, 2000. The consultant received as payment for this service (i) a 10% interest bearing note payable on January 14, 2001 in the amount of $88,000 (ii) 22,000 shares of the Company's unregistered common stock, with a fair market value at date of issuance of $44,000, and (iii) the same default remedies as the bridge loan holders.

     On July 10, 2000, the Company received proceeds of one of those bridge loans, aggregating $500,000. The loan, which bears interest at 10% per annum payable quarterly, is payable three months from issuance. To obtain the loan, the Company issued to the loan holder 125,000 shares of unregistered common stock of the Company with on-demand registration and unlimited piggyback rights. The fair value of the shares at issuance aggregating $250,000 will be charged to operations as additional interest over the life of the loans.

     On July 14, 2000, the Company received proceeds of three of those bridge loans, aggregating $300,000. Included with those bridge loans was a restructuring of an additional $200,000 demand mortgage on the discontinued 52 Shewsbury Avenue Highlands New Jersey property. The loans, which bear interest at 10% per annum payable quarterly, are payable three months from issuance. To obtain the loans, the Company issued the three loan holders a total of 125,000 shares of the Company's unregistered common stock with on-demand registration and unlimited piggyback rights. The fair value of the shares at issuance aggregating $250,000 will be charged to operations as additional interest over the life of the loans.

     The four bridge loans above may be repaid anytime within three months of issuance; however, the loans must be repaid out of the proceeds of a financing greater than $3,000,000. Initially, the loans are convertible into the Company's common stock at $1.50 per share. In the event the loans are not redeemed in full within three months from issuance, the loans are in default, and become convertible at $1.00 per share for the first 90 days of the default period, and the conversion price is further reduced to $0.50 thereafter. In addition, in the event of default, the Company must issue to each loan holder 50,000 warrants exercisable at $.25 per share for each 30 days period until repaid.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibit 3.1 - Certificate of Incorporation, as amended. (1)

     Exhibit 3.2 - Bylaws. (1)

     Exhibit 10.4 - Letter of Intent for vessel construction. (2)

     Exhibit 10.5.1 - Employment Agreement with John Ferreira. (3)

     Exhibit 10.5.2 - Employment Agreement with Anthony Cappaze. (3)

     Exhibit 10.5.3 - Employment Agreement with Anthony Colasanti. (3)

     Exhibit 10.6 - Agreement with Robert E. Derecktor, Inc. for vessel construction.  Filed herewith.

     Exhibit 27.1 - Financial Data Schedule.  Filed herewith.

---------
(1)  Incorporated by reference from the Company's Registration    Statement on
     Form 10-SB, File No. 0-29205.

(2) Incorporated by reference from the Company's Form 10-KSB/A No. 1, for the fiscal year ended December 31, 1999.

(3) Incorporated by reference from the Company's Registration Statement on Form 10-SB/A No. 1.


(b) Reports on Form 8-K: During the quarter ended April 30, 2000, the Company filed no reports on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10- QSB/A No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.



                                LIGHTHOUSE LANDINGS, INC.


Date: August 14, 2000           By:     /s/Anthony Cappaze
                                    --------------------------------------------
                                    Anthony Cappaze, President
                                    Chief Executive Officer
                                    Director


Date: August 14, 2000           By:     /s/Anthony Colasanti
                                    --------------------------------------------
                                    Anthony Colasanti, Secretary
                                    and Director


Date: August 14, 2000           By:     /s/John Ferreira, Jr.
                                    --------------------------------------------
                                    John Ferreira, Jr., Chief
                                    Financial Officer