Form 10KSB/A
period 1999-12-31
LIGHTHOUSE FAST FERRY INC
filed 2000-10-17
CIK 1022360

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              FORM 10-KSB/A No. 3

     (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                            -----------------

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO
          _________.

     Commission File Number: 0-29205
                             -------


          Lighthouse Fast Ferry, Inc. (f/k/a Lighthouse Landings, Inc.)
          -------------------------------------------------------------
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

As of October 9, 2000, there were 6,548,962 shares of the Registrant's $.01 par value Common Stock ("Common Stock"), the only outstanding class of voting securities, outstanding. Based on the closing price of the Common Stock as reported on the "Pink Sheets" on October 5, 2000, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $3,728,691.

Transitional Small Business Disclosure Format (check one):  Yes [_]    No [X]

                           Lighthouse Landings, Inc.
                              FORM 10-KSB/A No. 3

                                    PART I

Item 1. Description of Business

History of the Company
----------------------

     Lighthouse Landings, Inc. (the "Company") is a New Jersey corporation formed on May 12, 1993 under the name Drydock Cafe, Inc. On September 21, 1994, the Company changed its name to Lighthouse Landings, Inc. On September 19, 2000, the Company changed its name to Lighthouse Fast Ferry, Inc.

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

     In October 1998, the Company acquired 80% of the issued and outstanding shares of the capital stock of Fast Ferry Holding Corporation, a New York corporation, and its wholly owned subsidiaries, Fast Ferry I Corporation, Fast Ferry II Corporation and New York Fast Ferry Services, Inc., all New York corporations (collectively "NY Fast Ferry"). In July 2000, the Company entered into an agreement with the holders of the remaining 20% of issued and outstanding shares of Fast Ferry Holding Corporation to purchase those shares by the extended deadline of October 30, 2000. NY Fast Ferry owns two vessels, the M/V Finest and the M/V Bravest, and is in the business of operating high-speed commuter ferry services in the greater New York City harbor area. The Company issued 454,545 shares of its common stock to the NY Fast Ferry shareholders. Of the 454,545 shares issued, 70,000 shares are subject to a put under which two of the three selling shareholders can require the Company to purchase an aggregate of 70,000 shares at a price of $5.00 per share.

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

Current Business; Markets
-------------------------

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

     The Company's vessels travel 17 nautical miles across New York Harbor from Highlands, New Jersey to Pier 11 in downtown Manhattan, New York. Pier 11 is located about two blocks from Wall Street. This ferry also makes a stop at the East 34/th/ Street Pier on the eastside of midtown Manhattan. The trip to Pier 11 is approximately 40 minutes long and an additional 10 minutes to the East 34/th/ Street dock. Each day, the ferry makes two peak trips in the morning and two peak return trips at the end of the business day, and it makes one off-peak morning trip and one off-peak return trip in the evening four days a week. Passengers on these trips are primarily commuters, the majority of whom purchase 40-trip tickets at the current cost of $450.

     The M/V Finest was under a bareboat charter arrangement until October 31, 1999 to the Massachusetts Steamship Authority, which operates a fast ferry service in Massachusetts. The M/V Finest recently underwent a scheduled engine overhaul and is now available for NY Fast Ferry operation. The M/V Finest will be used to add additional peak runs to and from Manhattan from the Clam Hut site in the Highlands area, for which the Company has received site approval from the Planning Board of the Borough of Highlands, New Jersey. The Company has received verbal approval from the Department of Environmental Protection, and expects to receive written approval in October 2000. The Company has begun making site improvements, and expects to begin ferry service from the site in October. The M/V Finest will make one trip during morning peak hours to Manhattan, and two trips from Manhattan during peak evening hours.

     NY Fast Ferry also runs excursions during non-commuter times and on holidays and weekends when the vessel is not operating scheduled trips. These excursions include whale watching trips off the coast in the winter, summer sunset cruises in New York Harbor, and fall foliage tours up the Hudson River Valley. The ferries also make trips to sporting events including baseball games at Shea Stadium and football games at West Point, and for special events such as 4/th/ of July fireworks. The Company also rents its vessels for charters and private parties.

     The Property is not in operational condition for fast ferry service because of the condition of the bulkhead, the surface of the parking area, and the site's limited parking capacity. Accordingly, NY Fast Ferry operates from a leased facility known as the Aragon Marina ("Aragon") located on Willow Street, Highlands, New Jersey. The site is leased by NY Fast Ferry on a passenger trip basis, with a remaining term of approximately four years, renewable at the same rates and basis for an additional five years. Under this lease, the property owner provides and maintains all land side facilities, including providing parking attendants in the morning, snow plowing, lighting, docks, shuttle bus to offsite lot, etc. It is Aragon's obligation to provide 300 parking spaces, but only 250 are available, and there are payment reductions for the lost parking spaces. The monthly lease payment to Aragon has averaged $24,900 over the last 12 months.

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

     The Company entered into a five-year lease agreement, renewable for a further five-year team, with The Connecticut Light and Power Authority (the "Landlord") for approximately 3.6 acres together with a docking facility located at Atlantic Street and Washington Boulevard in Stamford, Connecticut (the "Stamford Property") for the purpose of operating a high-speed ferry service. The lease commenced on November 1, 1999 with rent payments commencing on March 1, 2000. Rent for the first six months (March through August) is based on annual rate of $100,000, or $8,333.33 per month, and for the seventh through the twenty-fourth month rent is based on an annual rate of $150,000, or $12,500 per month. On August 3, 2000, the Company received a notice from a subsidiary of its Landlord, terminating the lease. The Company disputes the Landlord's right to terminate the lease, and has filed legal action to enforce the lease. See Item 2, Legal Proceedings, below.

     The Company plans to operate high-speed ferry service from the Stamford Property to LaGuardia airport and to Manhattan, stopping at the pier at East 34/th/ Street and at Pier 11 downtown utilizing one newly-designed aluminum hull catamaran with a capacity of 275 passengers and a 38 knot service speed. The Company plans to expand service to up to four vessels. The design work for the new boats was completed in January 2000. The Company entered into a contract with Derecktor Shipyards ("Derecktor") for the construction of at least three vessels. Work on the first vessel has been suspended by Derecktor until the Company obtains a commitment for construction and permanent financing of the vessel. The Company expects to have that new financing in place by November 15, 2000, and the Company expects that the first vessel will be completed by the end of August 2001. The U.S. Coast Guard must issue a certificate of inspection for any new vessel the Company uses.

     Before ferry service can begin, the Company must first obtain various governmental approvals and complete site improvements on the Stamford Property. The Company expects the refurbishment to be completed within approximately 120 days from the time construction begins. The Stamford site has been zoned for parking and the Company has received oral assurances from the local authorities that it can operate fast ferry service from this site. The Company has met with its engineers and government officials, and is attempting to resolve its dispute with the Landlord on the Stamford site in a favorable manner (see the discussion in Item 2, Legal Proceedings). In the meantime, the Company is diligently proceeding with the permit process and site improvements. The Company hopes to begin operations at the Stamford site by the Summer of 2001, and the site will have approximately 600 parking spaces.

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

Competition
-----------

     The Company currently operates in the Monmouth County, New Jersey area. In that market its main competitor is Seastreak, a well-capitalized, wholly-owned subsidiary of Sea Container Corporation, a United Kingdom based corporation. This ferry service operates from a nearby site on the Shrewsbury River, the former Connors Hotel property, and from Atlantic Highlands Yacht Harbor approximately a mile west. Seastreak has undertaken an improvement and expansion program whereby it will increase parking capacity at its Highlands facility, expand its off-peak and weekend schedules and construct a new Highlands terminal. Seastreak has substantially greater financial resources through its parent corporation, Sea Container, and the use of those resources could adversely impact the Company. In addition, Seastreak has ordered two new vessels, which are expected to be completed in November of 2000, and which are comparable to the Company's vessels.

     Monmouth County has indicated it is contemplating an additional high speed ferry terminal and operation in a town about seven miles northwest of the Company's site in the Highlands. However, Monmouth County recently announced that new bids will be sought and the project would be delayed at least another year.

     The Company's competitors have longer and profitable operating histories, and substantially greater financial resources than the Company. The Company's inability to fund the necessary site and facilities improvements, to purchase additional ferries, or to take advantage of opportunities as they might arise, could have significant adverse impact on its results of operations.

Dependence on Suppliers
-----------------------

     Parking at docking sites is the Company's biggest issue. The Company currently is dependent on the lease with Aragon (on which four years remain). Management is confident it could find other temporary dock space with available parking on a short term basis until permanent arrangements could be made if Aragon breaches its lease arrangement with the Company.

Government Regulation
---------------------

     The operations of the ferry vessels is under the jurisdiction of the USCG. The vessels are required to pass an inspection and must have valid certificates of inspection from the USCG. The USCG conducts an in-water inspection of the vessel annually and an out-of-water inspection about every 18 months. If a violation or other problem is found, the Company is given a period within which it can correct the problem, during which time the vessels are free to operate. If the USCG deems it to be a safety hazard, the certificate of inspection is suspended immediately and the ferry cannot be operated until the necessary repairs/corrections are made. The vessels' captains and mates must also have required USCG licenses. To date, the Company has an excellent safety record and maintains the only boats in the Greater New York harbor that are American Bureau of Shipping (ABS) classified.

     The Company also obtains permits from New York - New Jersey Port Authority for docking at ferry terminals located within the city. Obtaining these permits has not been a problem.

Employees
---------

     As of September 22, 2000 the Company had 25 full-time employees and 5 part-time employees. Fast Ferry Holding Corporation employs 22 of the 25 full-time employees and all of the part-time employees. The number of employees will increase as additional ferries become operational and the Stamford Property service becomes operational.

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

     The Property is subject to a first mortgage and note with an outstanding balance of $58,262. The Property is also subject to a second mortgage lien related to a note payable to Ashley North Fairfield, Inc. ("ANF Note"). The current outstanding balance of the ANF Note is $156,577 with an annual interest rate of 18%. The Company made monthly principal and interest payments in the amount of $10,000 through December 1999, and made payments of $15,000 through May 10, 2000. On June 10, 2000 any outstanding balance would have been due in full. However, the Company has renegotiated the terms of the note, such that the Company will now make interest only payments on the balance until a final payment is made before December 31, 2000. The Company is current in its obligation. The Property is also subject to real estate tax liens due to the non-payment of property taxes.

     The total sum due and outstanding on all tax liens as of December 31, 1999 was approximately $340,000. This amount includes principal and interest. The lien holder cannot proceed with foreclosure for a period of two years after the purchase of the liens. After the two year period, a foreclosure complaint can be filed, which would afford the Company an approximate three to six month period to satisfy the liens. As of this date, foreclosure papers have not been filed, nor has there been a threat of foreclosure.

     Since the Company has been operating its high-speed ferry service in the Highlands from a another site (Aragon) in close proximity to the Property that offers more parking, it has determined that it is economically more feasible to buy rather than lease the other site. Accordingly, the Company plans to sell the Property, and has listed it with a real estate broker at a value of $1.2 million.

     The Cigar Box in Ramsey, New Jersey was located in a strip mall complex. The Cigar Box, Inc. had approximately 1 1/2 years remaining on the lease, for approximately 1,500 square feet at $2,000 per month, at the time the Company surrendered the premises to the Landlord. By virtue of the surrender of the premises to the Landlord, the Company believes it has no further liability for lease payments on the premises, and the Landlord has not sought further payments from the Company.

Corporate Offices
-----------------

  The Company's corporate offices are located at 195 Fairfield Avenue, Suite 3C, West Caldwell, New Jersey 07006, phone number 973-618-9036, and are being occupied by the Company under a sublease agreement with Anthony Colasanti, a director of the Company, at a cost of $2,750 per month. For the six months prior to March 1, 2000, the Company leased smaller office space in Summit, New Jersey, with fewer amenities, at a base cost of $2,038 per month.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.
                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Market Information.
------------------

     The Company's Common Stock has been traded on the NASD Over-the-Counter Bulletin Board under the symbol LGHT, but it currently trades on the "Pink Sheets." The Company's stock was de-listed from the Bulletin Board pursuant to new NASD Rules, permitting only those companies who file periodic reports with the SEC to be listed. The Company intends to re-apply for listing on the Bulletin Board as soon possible. The following table sets forth the high and low bid prices of the Company's common stock during the periods indicated.


OTC Market

                Calendar                High Bid Price           Low Bid Price
                --------                --------------           -------------

2000            2/nd/ Quarter      $         3.00           $         1.25
                1/st/ Quarter                3.062                    0.50

1999            4/th/ Quarter      $         3.50           $         1.50
                3/rd/ Quarter                5.3125                   1.625
                2/nd/ Quarter                4.00                     1.50
                1/st/ Quarter                4.75                     2.00

1998            4/th/ Quarter      $         2.875          $         1.25
                3/rd/ Quarter                4.50                     2.00
                2/nd/ Quarter                5.375                    2.25
                1/st/ Quarter                5.25                     3.50

1997            4/th/ Quarter      $         6.625          $         2.75
                3/rd/ Quarter                6.50                     3.125
                2/nd/ Quarter                6.00                     2.00
                1/st/ Quarter                 *                        *

__________________
* Trading did not commence until 2/nd/ Quarter.

     The closing bid price of the Common Stock on the OTC Bulletin Board on October 5, 2000, was $1.41 per share.

Holders
-------

     As of October 9, 2000, there were approximately 115 holders of the Company's Common Stock, who collectively held 6,548,962 issued and outstanding shares.

Dividends
---------

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

     In October 1999, the Company granted an option to purchase 10,000 shares of common stock to John Koenig, a shareholder of the Company, as part of his employment agreement. The option is exercisable at $1.50 per share until October 6, 2001. The transaction was exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

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

     Stock issued in October 1999:


                                                  Number of Shares
               Name                                 and Warrants
               ----                                 ------------

               Joseph Roselle                          50,000

               Anthony R. Mautone                      15,000

               Christopher Colasanti                   15,000

               Michael Hunt                            15,000

                                                  Number of Shares
               Name                                 and Warrants
               ----                                 ------------

               Vincent Bonomo                           7,500

               Catherine Bonomo                         7,500


     Stock issued in November 1999:


                                                  Number of Shares
               Name                                 and Warrants
               ----                                 ------------

          Dennis Mautone                               15,000

          Joseph Capozza                               12,500

          Daniel Coiro                                 12,500


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

     Discontinued operations consist of revenues and costs from the Cigar Box operation as well as certain costs related to the Property, both of which have been reclassified as discontinued operations. In accordance with management's decision to cease operations at the Cigar Box and place the related assets and the Property for sale, the appropriate impairment of assets has been recorded. For the twelve month period under review, the discontinued operations resulted in a loss of $155,347 and an impairment of $391,654 for 1999, and $113,392 and $331,161, respectively, for 1998.

Liquidity and Capital Resources
-------------------------------

     Since inception, the Company has funded its operations primarily through cash generated from private placements of debt and equity securities and institutional financing. In October 1998, the Company acquired 80% of the stock of New York Fast Ferry and commenced operating fast ferry service from the Highlands in Monmouth County (NJ). As part of the transaction, the Company guaranteed payment and satisfaction of NY Fast Ferry's outstanding liabilities. The NY Fast Ferry operation generates sufficient cash-flow to cover its direct operating costs. However, the NY Fast Ferry operation does not yet generate enough cash to carry its debt service, other than one preferred ship mortgage, or to fund the capital improvements and capital expenditures necessary for the Company to expand its operations and to implement its strategic business objectives.

     As of December 31, 1999, the Company had outstanding two notes payable and preferred ship mortgages (first senior liens) with Debis Financial Services, Inc., one on the ferry vessel M/V Finest and one on the ferry vessel M/V Bravest, of $5,156,274 and $5,127,461, respectively, which bear interest at 9.25% per annum. Both ship mortgages each require monthly payments of principal and interest in the amount of $56,719 through September 10, 2005, with final payments of $3,572,971 and $3,626,691, respectively, due on October 10, 2005.

     The Company also has a line of credit with Debis Financial Services, Inc, with an outstanding balance at December 31, 1999 of $1,254,913. The line of credit, secured by the M/V Finest and the M/V Bravest, required monthly payments of $15,000 through April 10, 2000, plus principal payments of $45,000 in January 1999, $343,333 on May 1, 1999 and October 1, 1999, a payment of $343,333 on
March 1, 2000, and originally required a final payment of $934,319 on December 10, 2000. The Company has renegotiated the terms regarding the payment of the balance. The balance will now be paid over 24 months with interest at prime rate, and quarterly principal payments of $116,789.79 beginning March 10, 2001. All payments are current. The note carries no interest, but has been discounted to a net present value using a discount rate of 9.25% per annum. These two preferred ship mortgages and the line of credit are further secured by cross collateralization agreements, assignment of personal property, a pledge of a potential receivable arising out of a lawsuit against the City of New York, and a Company guarantee. Moreover, the financial institution was granted warrants to purchase 200,000 shares of Company stock at $2.60 per share exercisable through March 16, 2004.

     In June 1999, the Company obtained financing in the net amount of $300,000 from an unrelated third party that is secured by a second mortgage on the Property located on the Shrewsbury River, Highlands, NJ, subject to a real estate tax lien, and by a personal guarantee of a major shareholder. The note carries an annual interest rate of 18% and is payable in monthly installments, applied first to interest, as follows: from July 10, 1999 through December 10, 1999, $10,000 per month; from January 10, 2000 through May 10, 2000, $15,000 per month; and commencing June 10, 2000, three monthly installments each equal to one-third of the outstanding balance on June 10, 2000. As an inducement to enter into the loan, the Company issued 25,000 shares of restricted common stock to the lender, and if the loan was not prepaid by December 11, 1999, the lender was entitled to an additional 25,000 restricted shares. The loan was not prepaid by December 11, 1999, so the lender received the additional shares. All payments are current.

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

     The Company has been successful to date in its efforts to raise funds and believes that proceeds from interim financing from convertible promissory notes sold during the second and third quarters of 2000, together with available funds and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. As of September 29, 2000, $1,365,000 was raised from the sale of convertible promissory notes. Furthermore, the Company has negotiated more favorable payment terms with certain creditors, and is negotiating more favorable payment terms with other creditors, that require significant principal payments in the next twelve months. In the event the Company's plans change, its assumptions change or prove to be inaccurate, or if the proceeds of the interim financing or cash flows prove to be insufficient to fund operations, the Company may find it necessary or desirable to reallocate funds within the above described business strategies, seek additional financing or curtail its activities. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all, or that the Company will be able to negotiate more favorable payment terms with its existing creditors. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to meet its current obligations, take advantage of unanticipated opportunities, develop new products or otherwise respond to unanticipated competitive pressures. Such inability could have a material adverse effect on the Company's business, financial condition, and results of operations.

Subsequent Events.
-----------------

     On March 1, 2000 the company received two $500,000 convertible bridge loans from two investment funds ($1,000,000 total) due December 11, 2000, with interest at 10% per annum and is payable quarterly. The loans may be prepaid at any time, but must be repaid out of the proceeds of any financing in excess of $2,000,000. The loans are convertible to common shares of the Company at the rate of one share for each $1.50 of indebtedness. In addition, to the 10% interest, the Company issued 250,000 common shares, which the Company valued at $0.50 per share, as additional consideration. Further shares are issuable in the event of a default

     In the six months ended June 30, 2000, the Company had raised proceeds of $448,625 through the private placement of 688,500 shares of restricted common stock to accredited investors. The Company also issued 252,500 shares of restricted common stock to three directors and officers in satisfaction of unpaid compensation amounting to $214,625. In addition, the Company issued 100,000 shares of restricted common stock on June 13, 2000 and $25,000 on July 11, 2000 to a mortgage holder of the discounted operation in satisfaction of $150,000 of debt.

     During the month of June 2000, the company received proceeds from nine convertible promissory notes, (six for $20,000, one for $10,000 and two for $5,000), totaling $140,000 dollars. Each convertible promissory note carries a simple interest rate of 10.5%, interest only is payable quarterly, and matures one-year from date of issuance. In addition, each convertible promissory note holder was issued 125 shares of the Company's common stock for each $5,000 dollars of indebtedness owed to the convertible promissory note holder at date of issuance, and warrants to purchase one share of common stock for each $2.00 of indebtedness. These shares of stock are restricted securities.

     During July 2000, the Company received proceeds from five senior convertible promissory notes, (one for $500,000, one for $300,000, two for $100,000, and one for $88,000), totaling $1,088,000 dollars. Each senior convertible promissory note carries a simple interest rate of 10%, interest only is payable quarterly, and matures one-year from date of issuance. In addition, each convertible promissory note holder was issued 1000 shares of the Company's common stock for each $4,000 dollars of indebtedness owed to the convertible promissory note holder at date of issuance, and warrants to purchase one share of common stock, at $1.50 per share, for each $1.50 of indebtedness. These shares of stock are restricted securities.

     During August 2000, the Company has raised proceeds of $35,000 through the private placement of 26,667 shares of restricted common stock to accredited investors.

     During July 2000 through September 2000, the Company received proceeds from 15 convertible promissory notes, totaling $330,000 dollars. Each convertible promissory note carries a simple interest rate of 10.5%, interest only is payable quarterly, and matures one-year from date of issuance. In addition, each convertible promissory note holder was issued 125 shares of the company's common stock for each $5,000 dollars of indebtedness owed to the convertible promissory note holder at date of issuance, and warrants to purchase one share of common stock, at $2.00 per share, for each $2.00 of indebtedness. These shares of stock are restricted securities.

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

Item 8.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure

         None.

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act

     The names, ages, municipalities of residence, positions with the Registrant, and principal occupations of the directors and executive officers of the Registrant as of October 9, 2000 are as follows:


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

Anthony Colasanti                     Vice President, General Counsel and       Partner in the law firm of Colasanti
West Orange, NJ                       Director of the Company since 1996.       and Scott July 1998 - 2000; partner
Age:   57                             Secretary of the Company since            in the law firm Colasanti, Ermel &
                                      January 1999.                             Cosale 1994 - 1998.

Francis Matusek                       Director of the Company since its         Partner in the accounting and tax
Matawan, NJ                           inception; Officer of the Company         consulting firm of Matusek & Company
Age:   48                             from its inception until January 1999.    since 1974.

Gregory J. Hauke                      Director of the Company since June        President of Hauke Realty, Inc. since
Freehold, NJ                          2000.                                     1985.  Chief Financial Officer of
Age:   50                                                                       Phoenix Funding since 1996.

John Ferreira, Jr.                    Chief Financial Officer of the            Corporate Controller of ESC Sharplan
Washington Township, NJ               Company since May 2000.                   Medical Systems, North American
Age:   37                                                                       Operations from November 1995 to
                                                                                April 2000.  Senior Financial and
                                                                                Operating Analyst for Volvo Car
                                                                                Finance from August 1994 to November
                                                                                1995.


     The Board of Directors currently serves as the Company's Audit Committee. The Company may appoint a separate committee before the end of the year.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.
--------------------------------------------------------------------

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors and certain of its officers to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and NASDAQ. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that all reports on Forms 3, 4 or 5 required to be filed were filed on a timely basis for the fiscal year ended December 31, 1999, other than Mr. Ferreira; the Viator Fund Ltd.; and Michael Lauer; who all failed to timely file Forms 3.

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

                                                      SUMMARY COMPENSATION TABLE


       FISCAL YEAR COMPENSATION                                                                     LONG TERM COMPENSATION

                                                                            Awards                            Payouts
                                                                            ------                            -------

                                                                                              Restricted
                                                                                                Shares                    All other
                                                                           Securities under   or Restricted     LTIP       Compen-
     Name and                                               Other Annual     Option/SARs         Share        Payouts       sation
Principal Position    Year    Salary/(1)/        Bonus      Compensation       Granted           Units          ($)           ($)
                                  ($)             ($)
------------------    ----    -----------      --------     ------------   --------------    ---------------    ----         ----
Anthony Cappaze/      1999       100,000           0                0           300,000               0           0          5,700
Chairman              1998        75,000           0                0                 0               0           0              0
and CEO               1997        75,000           0                0                 0               0           0              0

_________________
(1) The base compensation is recorded and accrued, but payment is deferred in the interest of optimizing the Company's cash flow.

Stock Option Plan.
-----------------

     The Board of Directors of the Company has adopted a stock option plan effective March 10, 2000, which was approved by the shareholders on August 21, 2000. The stock option plan was adopted in order to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to the Company's employees and to promote the success of the Company's business. The Company has reserved 1,115,000 shares of its common stock under the stock option plan. As of September 22, 2000, no options have been granted under the stock option plan.

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

Option/Stock Appreciation Rights ("SAR") Grants during the most recently
------------------------------------------------------------------------
completed Fiscal Year.
---------------------

     The following table sets out the stock options and stock warrants granted as bonuses which were granted by the Company during the previous fiscal year to the Named Executive Officers of the Company. The following amounts include options that were granted prior to the previous fiscal year but were repriced during that year.

                                             OPTION/SAR GRANTS IN PREVIOUS YEAR
                                                      INDIVIDUAL GAINS

                         Number of           % of Total
                         Securities         Options/SARs
                         Underlying          Granted to
                        Options/SARs        Employees in        Exercise or Base       Market Price on
Name                    Granted (#)          Fiscal Year          Price ($/Sh)          Date of Grant       Expiration Date
--------------------  ----------------   -------------------   -------------------   -------------------  -------------------

Anthony Cappaze              200,000                    32%                $1.75                 $1.75             06/11/02
                             100,000                    16%                $1.25                 $1.25             10/27/01
Anthony Colasanti            100,000                    16%                $1.50                 $1.50             12/20/01
                             100,000                    16%                $ 125                 $1.25             10/27/01

Aggregated Option/SAR Exercised in Last Financial Year and Fiscal Year-End
--------------------------------------------------------------------------
Option/SAR Values.
-----------------

     The following table sets out all option/SARs and warrants granted as bonuses which were exercised by the Named Executive Officers during the most recently completed fiscal year and the values of options/SARs and warrants for such persons as of the end of the most recently completed fiscal year.

Aggregated Option/SAR Exercised in Last Fiscal Year and FY-End Option/SAR Values

                                                                          Number of Securities
                                                                         Underlying Unexercised
                                                                         Options/SARs at FY-End          Value of
                                                                                  (#)                   Unexercised
                                                                                                      Options/SARs at
                                                                                                        FY-End ($)

                          Shares Acquired on                                   Exercisable/             Exercisable/
 Name                        Exercise (#)          Value Realized ($)         Unexercisable             Unexercisable
-----                    -------------------      -------------------   -----------------------        ------------------
Anthony Cappaze                -0-                     -0-              200,000 all exercisable                    N/A
                                                                        100,000 all exercisable                  $16,000

Anthony Colasanti              -0-                     -0-              100,000 all exercisable                    N/A
                                                                        100,000 all exercisable                  $16,000

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of October 9, 2000, the number of shares of the Company's outstanding $0.01 par value common stock beneficially owned by each of the Company's current directors and the Company's executive officers, the number of shares beneficially owned by all of the Company's current directors and named executive officers as a group, and the number of shares owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of common stock:

                                                           Amount and            Percent of
           Name and Address                           Nature of Beneficial         Common
         Of Beneficial Owner                                Ownership              Stock
         ------------------                                 ---------              -----

Anthony Cappaze                                         1,509,850/(1)/               21.7%
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ  07006

Anthony Colasanti                                         390,000/(2)/                5.7%
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ  07006

Francis P. Matusek                                      1,050,400/(3)/               16.4%
186 Highway 34
Matawan, New Jersey 07747

Ray Wright                                                150,000/(4)/                2.3%
One Springfield Avenue
Summit NJ  07901

John Ferreira, Jr.                                              0                      *
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ  07006

Gregory J. Hauke                                           29,250                      *
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ  07006

All current directors and executive officers as a       2,979,500/(5)/              40.8%
group (five persons)

_________________________
*Less than one percent.

(1) Includes 718,700 shares owned by Cappaze Associates, L.P., of which Mr. Cappaze is the General Partner; 78,000 shares owned by Elchanan Dulitz FBO Ashley North Ave. Inc., to which Mr. Cappaze pledged stock to secure a loan to the Company; 15,000 shares owned by Mr. Cappaze's spouse; options to acquire 200,000 shares at $1.75 per share until 6/11/2002; warrants to purchase 100,000 shares at $1.25 per share until 10/27/2001; and warrants to purchase 100,000 shares at $1.00 per share until January 2003. Does not include options to acquire 200,000 shares at $1.00 per share until 1/1/07, which are not exercisable before 1/1/02.
(2) Includes options to acquire 100,000 shares at $1.50 per share until 12/20/2001; warrants to purchase 100,000 shares at $1.25 per share until 10/27/2001; warrants to purchase 100,000 shares at $1.00 per share until January 2003, and warrants to purchase 50,000 shares at $1.00 per share until January 2002. Does not include options to acquire 100,000 shares at $1.00 per share until 1/1/07, which are not exercisable before 1/1/02.
(3)  Includes 2,250 shares owned by Mr. Matusek's spouse.
(4) Includes options to acquire 100,000 shares at $1.00 per share until 12/04. Raymond F. Wright tendered his resignation as Treasurer, effective 03/15/00.

(5)  Includes footnotes 1 through 3.


Other Owners.
------------

     To the knowledge of the Directors and Senior Officers of the Company, as of October 9, 2000, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than the following:


                                                           Amount and            Percent of
                 Name and Address                     Nature of Beneficial         Common
               of Beneficial Owner                          Ownership              Stock
               -------------------                          ---------              -----
        Lancer Offshore, Inc.                                625,000                 9.5%
        c/o Kaya Flamboyan 9
        Curacao Netherlands Antilles

        The Viator Fund Ltd.                               1,375,000/(1)/           18.8%
        c/o Kaya Flamboyan 9
        Curacao Netherlands Antilles

        Michael Lauer                                      2,375,000/(2)/           32.5%
        c/o The Lancer Group
        375 Park Avenue
        New York, NY  10152

_______________________
(1) Includes warrants to purchase 750,000 shares at $1.25 per share until 12/31/2000.
(2) Mr. Lauer is Managing Director of Lancer Offshore, Inc., The Viator Fund Ltd. and The Orbitor Fund. This total includes 500,000 shares beneficially owned by Lancer Offshore, Inc.; 1,375,000 shares and warrants beneficially owned by The Viator Fund, Ltd.; 125,000 shares owned by The Orbitor Fund; and 250,000 shares owned directly by Mr. Lauer.

Item 12.  Certain Relationships and Related Transactions

     In June 1999 Anthony Cappaze, an officer and director of the Company, was granted options to purchase 200,000 shares of common stock exercisable at $1.75 per share for three years. In October 1999, Mr. Cappaze was granted warrants to purchase 100,000 shares of common stock at $1.00 per share for two years. Mr. Cappaze signed a new Employment Agreement as of January 2000, which provides that he receives warrants for the purchase of 100,000 shares of common stock at $1.00 per share for three years, and options, which expire on 1/1/07, to acquire 200,000 shares of common stock at $1.00 per share, of which options for 100,000 shares are not exercisable until 1/1/02 and the remainder are exercisable beginning in 1/1/03. In January 2000, the Board of Directors voted to issue 120,000 shares to Mr. Cappaze in lieu of outstanding salary for 1996 and 1997 of $102,000.

     Anthony Colasanti, an officer and director of the Company, also serves as general legal counsel for the Company. Mr. Colasanti's law firm, Colasanti & Scott, LLP, was paid approximately $5,000 in 1997, approximately $10,000 in 1998 and approximately $30,000 in 1999 by the Company for legal services rendered by his firm to the Company.

     Mr. Colasanti also received as an annual retainer for consulting services, 10,000 shares of common stock in May 1997 and 10,000 shares in May 1998. He received 25,000 shares in May 1999 for legal services in negotiating and closing a loan for the Company. In December 1999, Mr. Colasanti was granted an option to purchase 100,000 shares of common stock at $1.50 per share for two years. In October 1999, Mr. Colasanti was granted warrants to purchase 100,000 shares of common stock at $1.25 per share for two years. Mr. Colasanti signed an employment agreement as of January 2000, which provides that he receives warrants for the purchase of 100,000 shares of common stock at $1.00 for each of three years, and options, which expire on 1/1/07, for 100,000 shares of common stock at $1.00 per share, of which 50% are exercisable commencing 1/1/02, and the remainder beginning 1/1/03. In January 2000, Mr. Colasanti was also granted warrants for the purchase of 100,000 shares of common stock at $1.00 per share for each of two years. These warrants were granted to Mr. Colasanti for services rendered in raising capital for the Company.

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

     In October 1999, the Company issued an aggregate of 1,250,000 shares to Michael Lauer and two companies controlled by that investor (Lancer Offshore, Inc. and the Viator Fund Ltd.), all of them accredited investors, for gross proceeds of $1,250,000 or $1.00 per share. The Viator Fund also received warrants to purchase an aggregate of 750,000 shares of common stock exercisable at $1.25 per share until December 31, 2002. A finder's fee was paid to Capital Research on this portion of the offering in the amount of $125,000 and warrants to acquire 75,000 shares of common stock exercisable at $1.25 per share for five years.

     In March 2000, the Company issued 125,000 shares to the Viator Fund and 125,000 shares to another entity in consideration of a $100,000 bridge loan to the Company.

     In July 2000, the Company issued 125,000 shares, having a fair market value on the date of issuance of $2.00 per share, to Lancer Offshore, Inc. in connection with its purchaser of a senior convertible promissory note of the Company in the amount of $500,000.

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

(c)  Exhibits
     --------

3.1     Certificate of Incorporation, as amended./(1)/

3.2     Bylaws./(1)/

10.1 Stock Purchase Agreement dated 9/9/98 for acquisition of Fast Ferry Holding Corp./(1)/

10.2    Lease Agreement dated 3/30/98 for Aragon Marina./(1)/

10.3    Lease Agreement dated October 1999 for Stamford Property Marina./(1)/

10.4    Letter of Intent for vessel construction./(2)/

10.5.1  Employment Agreement with John Ferreira./(1)/

10.5.2  Employment Agreement with Anthony Cappaze./(1)/

10.5.3  Employment Agreement with Anthony Colasanti./(1)/

21.1    Subsidiaries of the Registrant./(1)/

27.1    Financial Data Schedule.  Filed herewith.

_________________
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended.
(2) Incorporated by reference from the Company's Form 10-KSB/A No. 1 for the fiscal year ended December 31, 1999.

(d) Schedules. Schedules are omitted as the information is not required or not applicable, or the required information is shown in the financial statements or notes thereto.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB/A No. 3 to be signed on its behalf by the undersigned, thereunto duly authorized.


                            LIGHTHOUSE LANDINGS, INC.


Date: October 12, 2000      By: /s/ Anthony Cappaze
                                ------------------------------------------
                                Anthony Cappaze, President, Chief
                                Executive Officer and Director


Date: October 12, 2000      By: /s/ John Ferreira, Jr.
                                -----------------------------------------
                                John Ferreira, Chief Financial Officer



Date: October 12, 2000      By: /s/ Anthony Colasanti
                                -----------------------------------------
                                Anthony Colasanti, Vice-President,
                                Secretary and Director



Date: October 12, 2000      By: /s/ Francis P. Matusek
                                -----------------------------------------
                                Francis P. Matusek, Director


Date: October 12, 2000      By: /s/ Gregory J. Hauke
                                -----------------------------------------
                                Gregory J. Hauke

                                 EXHIBIT INDEX


(c)  Exhibits
     --------

3.1       Certificate of Incorporation, as amended./(1)/

3.2       Bylaws./(1)/

10.1 Stock Purchase Agreement dated 9/9/98 for acquisition of Fast Ferry Holding Corp./(1)/

10.2      Lease Agreement dated 3/30/98 for Aragon Marina./(1)/

10.3      Lease Agreement dated October 1999 for Stamford Property Marina./(1)/

10.4      Letter of Intent for vessel construction./(2)/

10.5.1    Employment Agreement with John Ferreira./(1)/

10.5.2    Employment Agreement with Anthony Cappaze./(1)/

10.5.3    Employment Agreement with Anthony Colasanti./(1)/

21.1      Subsidiaries of the Registrant./(1)/

27.1      Financial Data Schedule.  Filed herewith.

_________________
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended.
(2) Incorporated by reference from the Company's Form 10-KSB/A No. 1 for the fiscal year ended December 31, 1999.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS - RESTATED

                               DECEMBER 31, 1999

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS - RESTATED

                                                                                           Page No.
                                                                                           --------
Lighthouse Landings, Inc. and Subsidiaries

     Independent Accountants' Report.......................................................   F-1

     Consolidated Balance Sheets
       As at December 31, 1999 and 1998....................................................   F-2

     Consolidated Statements of Operations
       For the Years Ended December 31, 1999 and 1998......................................   F-3

     Consolidated Statements of Changes in Stockholders' Equity
       For the Years Ended December 31, 1999 and 1998......................................   F-4

     Consolidated Statements of Cash Flows
       For the Years Ended December 31, 1999 and 1998......................................   F-5 - F-6

     Notes to Consolidated Financial Statements............................................   F-7 - F 24

Lighthouse Landings, Inc. and Subsidiaries Pro Forma Financial Statements
-------------------------------------------------------------------------
   (Unaudited)

Pro Forma Financial Statement Headnote.....................................................   F-25
     Pro Forma Statement of Operations
       For the Period January 1,1998 to October 6, 1998(Unaudited).........................   F-26
       For The Year Ended December 31, 1998 (Unaudited)....................................   F-27

     Notes To Pro Forma Financial Statements (Unaudited)...................................   F-28 - F-29

     Pro Forma Adjustments (Unaudited).....................................................   F-30

Fast Ferry Holding Corp. and Subsidiaries
-----------------------------------------

     Independent Accountants' Report.......................................................   F-31

     Consolidated Balance Sheets As at October 6, 1998 December 31, 1997
       And December 31, 1996...............................................................   F-32

     Consolidated Statements of Operations and Deficit
       For The Period January 1, 1998 to October 6, 1998 And For The
       Years Ended December 31, 1997 and 1996..............................................   F-33

     Consolidated Statements of Cash Flows
       For The Period January 1, 1998 to October 6, 1998 And For The
       Years Ended December 31, 1997 and 1996..............................................   F-34

     Notes to Consolidated Financial Statements............................................   F-35 - F-39

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

As discussed in Note 12, the accompanying consolidated financial statements have been restated to give effect to certain comments by the Securities and Exchange Commission.

                                        /s/ WEINICK SANDERS LEVENTHAL & CO., LLP


New York, N. Y.
February 23, 2000 (Except as to Note 11
 as to which the date is March 31, 2000)

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS - RESTATED

                                   A S S E T S
                                   -----------

                                                                                                December 31,
                                                                                       ----------------------------
                                                                                            1999           1998
                                                                                       ------------    ------------
Current assets:
  Cash                                                                                 $     97,957    $     62,606
  Inventories                                                                                40,948           1,057
  Net assets of discontinued operations                                                      32,582               -
  Prepaid expenses and other current assets                                                 127,994          72,308
                                                                                       ------------    ------------
        Total current assets                                                                299,481         135,971

Net assets of discontinued operations                                                             -         727,506
Property and equipment - at cost,
  less accumulated depreciation                                                          12,288,880      13,103,525

Goodwill net of accumulated amortization                                                  1,112,935       1,193,880

Other assets                                                                                 51,764          19,091
                                                                                       ------------    ------------

                                                                                       $ 13,753,060    $ 15,179,973
                                                                                       ============    ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current liabilities:
  Current maturities of long term debt                                                 $  1,879,764    $  1,332,601
  Notes payable - stockholders                                                              125,000               -
  Accounts payable and accrued expenses                                                     948,606         683,952
  Deferred revenues                                                                          68,765          46,566
  Due to officers/stockholders                                                              449,540         484,142
                                                                                       ------------    ------------
        Total current liabilities                                                         3,471,675       2,547,261

Long-term debt - net of current maturities                                               10,064,110      11,301,455
                                                                                       ------------    ------------
        Total liabilities                                                                13,535,785      13,848,716
                                                                                       ------------    ------------

Minority interest                                                                                 -          11,071
                                                                                       ------------    ------------

Redeemable common stock                                                                           -         350,000
                                                                                       ------------    ------------
Stockholders' equity:
  Common stock  - $.01 par value
    Authorized  - 10,000,000 shares
    Issued and outstanding - 4,905,795 shares
      in 1999 and 3,250,795 in 1998                                                          49,058          32,508
  Additional paid in capital                                                              5,312,588       3,809,138
  Accumulated deficit                                                                  (  5,144,371)   (  2,621,460)
                                                                                       ------------    ------------
                                                                                            217,275       1,220,186
  Less:  Stock subscription receivable                                                            -        (250,000)
                                                                                       ------------    ------------
        Total stockholders' equity                                                          217,275         970,186
                                                                                       ------------    ------------

                                                                                       $ 13,753,060    $ 15,179,973
                                                                                       ============    ============

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS - RESTATED


                                                        For the Years Ended
                                                            December 31,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------

Revenues                                           $  3,285,978    $    681,167
                                                   ------------    ------------

Costs of services:
  Ferry operations                                    1,597,574         287,116
  Depreciation                                          896,008         222,626
                                                   ------------    ------------
Total costs of services                               2,493,582         509,742
                                                   ------------    ------------
Gross margin                                            792,396         171,425
                                                   ------------    ------------


Marketing and administrative expenses                 1,223,374         514,036
Amortization of goodwill                                 80,945          20,204
                                                   ------------    ------------
                                                      1,304,319         534,240
                                                   ------------    ------------

Net loss from operations                               (511,923)       (362,815)
                                                   ------------    ------------

Other expenses:
  Interest (net)                                      1,473,735         348,249
  Provision for state and local income taxes              1,323           1,014
                                                   ------------    ------------
Total other expenses                                  1,475,058         349,263
                                                   ------------    ------------

Loss from continuing operations before
  minority share in loss of subsidiary               (1,986,981)       (712,078)

Minority share in loss of subsidiary                     11,071          42,534
                                                   ------------    ------------

Loss from continuing operations                      (1,975,910)       (669,544)
                                                   ------------    ------------

Discontinued operations:
  Loss from discontinued operations                    (155,347)       (113,392)
  Estimated loss on disposal                           (391,654)           -
  Impairment loss                                          -           (331,161)
                                                   ------------    ------------
Loss from discontinued operations                      (547,001)       (444,553)
                                                   ------------    ------------

Net loss                                           $  2,522,911)  ($  1,114,097)
                                                   ============    ============
Per share data:
  Basic and diluted:
    Loss from continuing operations                $       0.55)  ($       0.23)
    Loss from discontinued operations                     (0.15)          (0.16)
                                                   ------------    ------------
    Net loss                                       $       0.70)  ($       0.39)
                                                   ============    ============
    Weighted average number of shares outstanding:
      Basic and diluted                               3,591,138       2,850,100
                                                   ============    ============

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - RESTATED
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                         Additional                     Stock             Total
                                                   Common Stock            Paid In    (Accumulated   Subscriptions    Stockholders'
                                              -----------------------
                                              Number           Amount      Capital      Deficit)      Receivable         Equity
                                              ------           ------      -------      -------       ----------         ------
Balance at January 1, 1998                   2,736,250    $    27,363   $ 2,473,883   ($1,507,273)  $        -       $    993,973
Issuance of shares upon the acquisition of
  Fast Ferries Holding Corp.                   384,545          3,845       969,055           -              -            972,900
Increase of shares for cash                     30,000            300        97,200           -              -             97,500
Stock subscription                             100,000          1,000       249,000           -         (250,000)             -
Value of 200,000 warrants issued pursuant to
 noteholder  for refinancing Corp.                 -              -          20,000                          -             20,000
Net loss for 1998                                  -              -             -      (1,114,187)           -         (1,114,187)
                                             ---------    -----------   -----------    ----------   ------------     ------------

Balance at December 31, 1998                 3,250,795         32,508     3,809,138    (2,621,460)      (250,000)         970,186
Payments for shares subscribed for                                -             -             -          250,000          250,000
Increase of shares for cash                  1,550,000         15,500     1,304,500           -              -          1,320,000
Shares issued to noteholder as interest         50,000            500        99,500           -              -            100,000
Shares issued for services rendered             55,000            550        99,450           -              -            100,000
Net loss for 1999                                  -              -             -      (2,522,911)           -         (2,522,911)
                                             ---------    -----------   -----------    ----------   ------------     ------------
Balance at December 31, 1999                 4,905,795    $    49,058   $ 5,312,588   ($5,144,371)  $        -       $    217,275
                                             =========    ===========   ===========   ===========   ============     ============

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED

                                                          For the Years Ended
                                                              December 31,
                                                          -------------------
                                                           1999         1998
                                                          ------       ------
Cash flows from operating activities:
  Net loss continuing operations                        ($1,975,910) ($ 669,634)
                                                         ----------   ---------
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Minority interests                                      (11,071)    (42,534)
    Depreciation                                            904,837     253,489
    Amortization of goodwill                                 80,945     331,161
    Impairment loss                                            -         78,007
    Amortization of deferred finance cost                     4,000         909
    Imputed interest                                        156,909      42,440
    Stock issued for services rendered and interest         200,000        -
    Deferred revenues                                        22,199     (49,746)
    Increase (decrease) in cash flows as a result of
        changes in assets and liabilities net of assets
        and liabilities acquired in an acquisition:
      Accounts receivable                                      -          9,826
      Inventories                                           (39,891)     (1,057)
      Prepaid expenses and other current assets             (55,686)    (35,995)
      Accounts payable                                      264,654     506,738
      Accrued officers compensation                         (34,602)    137,236
      Other taxes                                           (36,673)       -
                                                         ----------   ---------
                                                          1,455,621   1,230,474
                                                         ----------   ---------
Net cash provided by (used in) operating
  activities of continuing operations                      (520,289)    560,840
Net cash provided by discontinued operations                147,923        -
                                                         ----------   ---------
Net cash flows provided by (used in) operating activities  (372,366)    560,840
                                                         ----------   ---------
Cash flows from investing activities:
  Acquisition of property and equipment                     (90,192)       -
  Cash paid for acquisition                                    -       (141,257)
                                                         ----------   ---------
Net cash used in investing activities                       (90,192)   (141,257)
                                                         ----------   ---------
Cash flows from financing activities:
  Proceeds from loans                                       400,000      49,779
  Repayments of redeemable stock obligations               (225,000)       -
  Proceeds from stock subscription                          250,000        -
  Repayments of long term debt                           (1,247,091)   (642,001)
  Proceeds from issuance of common stock                  1,320,000      97,500
                                                         ----------   ---------
Net cash provided by (used in) financing
  activities of continuing operations                       497,909    (494,722)
                                                         ----------   ---------
Net increase (decrease) in cash                              35,351     (75,139)
Cash at beginning of year                                    62,606         479
Cash acquired from acquisition                                 -        137,266
                                                         ----------   ---------
Cash at end of year                                      $   97,957   $  62,606
                                                         ==========   =========

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                                                                      For the Years Ended
                                                                         December 31,
                                                                ------------------------------
                                                                     1999             1998
                                                                ------------     -------------
Supplemental Disclosures of Cash Flow Information:

Cash paid during the year:
    Interest                                                    $  1,072,251       $   166,591
                                                                ============       ===========
    Income taxes                                                $      1,323       $     1,014
                                                                ============       ===========

Supplemental Schedules of Noncash Activities:

  Stock issued for business acquisition:
    Common stock                                                $       -          $   972,900
                                                                ============       ===========
    Redeemable common stock                                     $       -          $   350,000
                                                                ============       ===========
    Warrants issued as inducement to note holder                $       -          $    20,000
                                                                ============       ===========

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - RESTATED

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

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

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


          (g)  Revenue Recognition:

                    Revenue is recognized when earned. The Company's ferry business sells the majority of commuter tickets in advance of use. The tickets which are dated expire ninety (90) days after issuance and are nonrefundable and nonextendable. Accordingly, the Company determines the unused portion of ticket sales and defers that value to future periods. Deferred income aggregated $68,765 and $46,566 at December 31, 1999 and 1998, respectively.

                    The other revenues generated by the Company, for example the sale of food through the ferries' concession stands, are recognized when the services have been rendered. To date, other revenues have not been significant.


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

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

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

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

     (m)  Stock Based Compensation:

                    The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25
     (APB25),"Accounting for stock issued to employees." Under APB 25, the Company recognizes no compensation expenses related to employee stock options, as no options are granted at price below the market price on the day of grant.

     (n)  Stock Issued to Nonemployees for Services:

                    The Company accounts for stock issued to nonemployees for servcies in accordance with Statement of Financial Accounting Standards
     (SFAS) No. 123. "Accounting for stock-based compensation". SFAS No. 123 requires that all transactions in which goods or services are the consideration received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable.


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

                    The net assets of discontinued operations, which have been segregated in the accompanying balance sheets are summarized as follows:

                                                     December 31,
                                             ------------------------------
                                                  1999            1998
                                             --------------  --------------
     Assets:
       Cash                                   $    3,129      $    1,189
       Inventory                                  27,401          42,187
       Prepaid expenses                              100             100
       Property assets, net (See Note 4)         974,359         968,108
       Goodwill                                        -         194,913
                                              ----------      ----------
                                               1,004,989       1,206,497
                                              ----------      ----------
     Liabilities:
       Accounts payable                          186,334          48,943
       Secured mortgage payable                  443,485         157,288
       Accrued real estate taxes                 342,588         272,760
                                              ----------      ----------
                                                 972,407         478,991
                                              ----------      ----------
     Net assets of discontinued operations    $   32,582      $  727,506
                                              ==========      ==========

          (a)  The mortgage notes payable are summarized as follows:

                                                                December 31,
                                                            --------------------
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

NOTE 4 - PROPERTY AND EQUIPMENT.

                         Property and equipment is summarized as follows:

                                                            December 31,
                                                    ----------------------------
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

             The acquisition has been accounted for as a purchase.

                    The assets acquired and the liabilities assumed in connection with the aforementioned acquisition of the NY Fast Ferry group is as follows:

          Fair value of identifiable assets acquired              $13,475,702
          Fair value of liabilities assumed                        13,207,673
                                                                  -----------
                                                                      268,029
          Monority interest                                            53,607
                                                                  -----------
          Net fair value of 80% interest in
            Fast Ferry Holding Corp.                                  214,422

          Purchase cost:
            Issuance 454,545 common shares
              at fair market of $2.53 per share       $1,150,000
            Legal and accounting fees                    105,696
            Excess price over fair market
              value of 70,000 shares subject to put      172,900
                                                      ----------

                                                                    1,428,596
                                                                  -----------

          Excess of cost over net indentifiable
            assets purchased (goodwill)                           $ 1,214,174
                                                                  ===========

                    The unaudited consolidated results of operations on a pro forma basis, as if the NYFF Group had been acquired at the beginning of the year ended December 31, 1998 is as follows:

                  Net sales                                  $1,488,750
                  Costs and expenses - net                    3,456,264
                                                             ----------

                  Loss from continuing operations
                   before minority interest                  (1,967,514)
                  Minority interest                             109,149
                   Loss from discontinued operations           (444,553)
                  Cumulative effect of a change in
                   accounting principles                       (178,678)
                  Extraordinary item                            282,088
                                                             ----------

                  Net loss                                  ($2,199,508)
                                                             ==========

NOTE 6 - INCOME TAXES.

                    The components of the provision (benefit) for income taxes are as follows:

                                                          1999       1998
                                                        --------   --------

                  Currently payable:
                    Federal                               $ -        $ -
                    State and local                        1,323      1,014
                                                          ------     ------
                                                           1,323      1,014
                                                          ------     ------

                  Deferred:
                    Federal                                 -          -
                    State and local                         -          -
                                                          ------     ------
                                                            -          -
                                                          ------     ------

                  Total provision                         $1,323     $1,014
                                                          ======     ======

                    The deferred tax benefit results from differences in recognition of expense for tax and financial statement purposes and for minimum tax provision for the various state and local taxing authorites where the Company and its subsidiaries are subject to tax. The Company has deferred tax assets consisting of the following temporary differences:

          Net operating loss carryforward                 $  3,686,000
          Differences between assigned values
            and tax bases of the assets                      4,190,648
          Provision for discontinued operations                193,000
          Goodwill                                             202,305
                                                          ------------
                                                             8,271,953
          Valuation allowance                               (8,271,953)
                                                          ------------

                                                          $          -
                                                          ============

                    The components of the provision (benefit) for income taxes are as follows:

                                                      For the Year Ended December 31,
                                      ----------------------------------------------------------------
                                           1999             %             1998               %
                                      ---------------  ------------  ---------------  ----------------
Loss from continuing operations
  before income taxes                    ($1,974,587)                     ($668,530)
                                        ------------                     ----------

Computed tax benefit
  at statutory rate                         (671,100)        (34.0)        (227,300)             (34.0)

State income tax                               1,323             -            1,014                  -

Non-deductible portion of
  Amortization of goodwill
    and finance costs                         28,900           1.5            7,200               1.1
  Depreciation of property assets             95,000           4.8           23,700               3.5

Compensatory element of
  stock issuance                              68,000           3.4                -                 -

  Other                                       10,000           0.5           10,000               1.5

Reserve for operating loss
  carryforward tax asset                     469,200          23.8          186,400              27.9
                                        ------------        ------       ----------            ------

Income tax                              $      1,323             -       $    1,014                 -
                                        ============        ======       ==========            ======

                    The net operating loss carryforwards at December 31, 1999 expire as follows:

                                   2009                $   62,000
                                   2010                   107,000
                                   2011                    93,000
                                   2012                 1,228,000
                                   2013                 1,531,000
                                   2014                   665,000
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


NOTE 7 - LONG-TERM DEBT.

         Long-term debt is as follows:

                                                                          December 31,
                                                                --------------------------------
                                                                     1999             1998
                                                                ---------------  ---------------
Mortgage note payable, secured by the
  vessel "Finest" due in monthly install-
  ments of $61,875 through March 10, 1999,
  and $56,719 through September 10, 2005,
  including interest at 9.25% per annum, with a
  final payment of $3,626,691 due October 10,
  2005.                                                    (a)      $ 5,156,274      $ 5,308,158

Mortgage note payable, secured by the vessel
  "Bravest" due in monthly installments of
  $59,063 through March 10, 1999 and
  $56,719 through September 10, 2005, including
  interest at 9.25% per annum, with a final payment
  of $3,572,971 due October 10, 2005.                      (a)        5,127,461        5,276,094

Note payable, secured by the vessel "Finest"
  and "Bravest", payable in fifteen monthly
  installments of $15,000 commencing in
  February 1999, payment of $343,333 on
  March 31, 2000 and a final payment of
  $934,319 on December 10, 2000
  including imputed interest of 9.25%.                     (a)        1,254,913        1,994,670

10% interest bearing obligation payable in two
  installments of $100,000 each on March 15,
  2000 and July 15, 2000 and as final payment of
  $200,000 January 15, 2001.                                            400,000                -
Other                                                                     5,226           55,134
                                                                    -----------      -----------

                                                                     11,943,874       12,634,056
Portion due within one year                                           1,879,764        1,332,601
                                                                    -----------      -----------

Long-term debt - less current maturities                            $10,064,110      $11,301,455
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
                                       -----------
                                       $11,943,874
                                       ===========


NOTE 8 -  CAPITAL STOCK.

          (a)  Stock Issued for Consideration Other Than Cash:

                    On October 5, 1998, the Company issued 454,545 common shares valued at $2.53 per share (the market value at time of sale) for 80% of the outstanding stock of Fast Ferry Holding Corp. (see Note 5).

                    Pursuant to the provisions of a note payable obligation entered into in June 1999, the Company issued 50,000 shares of its common stock as additional interest whose fair value at the time of issuance was $100,000.

                    During 1999, the Company issued 55,000 shares of its common stock to an officer as payment for services rendered by him in 1999 aggregating $55,000. The fair market value of the shares on the date of issuance of $55,000 had been charged to operations.


          (b)  Stock Issued for Cash:

                    During 1998, the Company sold 30,000 shares of its common stock for $97,500. During 1999, the Company sold 1,550,000 shares of its common stock for $1,320,000. Of the shares sold in 1999 a consultant to the Company purchased 50,000 shares of common stock for $5,000 in cash. The variance between the fair value of the shares issued and the cash proceeds aggregating $45,000 was charged to operations as compensation in fiscal 1999.


          (c)  Stock Subscriptions Receivable:

                    During 1998, 100,000 common shares were subscribed for at a price of $2.50 per share. The aggregate amount of the subscription of $250,000 is treated as a reduction of stockholders' equity in the accompanying 1998 consolidated balance sheet. The subscription was paid in full in October 1999.

NOTE 9 - STOCK OPTIONS AND WARRANTS.

                    A summary of activity related to non-qualifying stock options and warrants granted by the Company is as follows:

                                                                     Exercise Price
                                        Options        Warrants        Per Share
                                     ------------  --------------  ----------------
Outstanding at December 31, 1997          47,500                -        $4.00
Granted during 1998                       10,000          200,000    $2.53 to $2.60
Expired in 1998                          (47,500)               -        $4.00
                                        --------        ---------

Outstanding at December 31, 1998          10,000          200,000    $2.53 to $2.60
Cancelled                                (10,000)               -        $2.53
Granted during 1999                      420,000        1,380,000    $1.00 to $1.75
                                        --------        ---------

Outstanding at December 31, 1999         420,000        1,580,000    $1.00 to $2.60
                                        ========        =========

          (a)  Stock Options:

                  (i)    Stock Options granted in 1998:

                         Pursuant to a consulting agreement entered into on September 1, 1997, the Company agreed to issue options to purchase up to an aggregate of 56,250 shares of its common stock at $4.00 per share. In 1997, 8,750 options were exercised at $4.00 and the remaining 47,500 expired in 1998.

                         The Company granted an option to an
          employee/stockholder pursuant to an employment contract to purchase 10,000 shares at a price of $2.53 per share which was the fair value at date of grant. Such option was cancelled.


                  (ii)   Stock Options Granted in 1999:

                         The Company granted an option to a employee to purchase 20,000 shares at a price of $1.50 per share which was the fair value at date of grant. Such option is exercisable through October 6, 2001.

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

                  (ii)   Stock Options Granted in 1999:  (Continued)

                       Assuming the fair market value of the stock at the date of grant to be equal to option exercise price, the life of the options to be from 1.3 years to 5 years the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $61,816 and $2,013 for the years ended December 31, 1999 and 1998, respectively, as calculated by the Black-Scholes option pricing model. As such, proforma net loss and loss per share would be as follows:

                                            For the Years Ended December 31,
                                           ----------------------------------
                                                 1999              1998
                                           ----------------  ----------------
             Net loss as reported              ($2,522,911)      ($1,114,187)

             Additional compensation                61,816             2,013
                                               -----------       -----------

             Adjusted net loss                 ($2,584,727)      ($1,116,200)
                                               ===========       ===========

             Loss per share as reported              ($.70)            ($.39)
                                               ===========       ===========

             Adjusted loss per share                 ($.72)            ($.39)
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

                  (ii)   Warrants Granted in 1999:

                              In July 1999, as a part of a financing agreement,
                  a lender was issued a warrant to acquire 200,000 common shares for three years at $1.00 per share.

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

               (ii)      Warrants Granted in 1999:  (Continued)

                              On October 27, 1999 warrants to purchase 100,000
               common shares were granted to both of the Company's President and Secretary. The warrants are exercisable through October 27, 2001 at $1.25 per share which was in excess of the fair market value of the Company's common stock at date of issuance. An employee received a warrant to acquire 5,000 common shares at $1.00 per share, the fair market value at issuance, exercisable for one year.

                              Management and the recipients believe that the
               value of the warrants issued in 1999 was nominal and accordingly did not reflect any value to these issuances.


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

           (b)   Employment Contracts:

                    The Company has entered into new employment agreements with its executive officer Anthony Cappaze and its Secretary, Anthony Colasanti in 2000. The agreements provide for a base salary of $150,000 and $120,000 per year, respectively, for three years. Under these agreements Mr. Cappaze received 100,000 warrants and Mr. Colasanti 50,000 warrants to purchase a like number of the Company's common shares exercisable through January 2000 at the fair market value of the common stock on the date of grant of $1.00 per share. Messers Capaze and Colasanti also received as a condition of their contract options to purchase 200,000 and 100,000, respectively, share of common stock at $1.00 per share through January 2007. Half of these options are exercisable in January 2002 and the officers are first able to exercise the other 50% in January 2003. Mr. Colasanti also received a warrant to acquire 100,000 common shares for two years at $1.00 per share.

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

          (a)  Sales and Issuances of Securities:

                         During the period from January 17, 2000 through March 1, 2000, the Company sold, at a price of $1.00 each, 147,500 units comprised of 147,500 shares of its common stock and warrants to acquire an additional 147,500 shares of its common stock at a price of $1.00 per unit. The warrants are exercisable for one year at $1.25 per share.

                         During the period from March 10, 2000 through March 17,2000, the Company sold, at a price of $0.50 each, 475,000 units comprised of 475,000 shares of common stock warrants to acquire an additional 475,000 common shares. The warrants are exercisable for two years from issuance at $1.25 per share. Additionally, the Company sold an aggregate of 12,000 common shares and warrants to acquire 12,000 common shares at 1.00 per share to two individuals for $12,000.

                         In December an officer and a former director each received options to purchase 100,000 common shares exercisable at $1.50 per share which was the fair value at the date of grant. eThe officer's option expires on December 20, 2001 and the other expires on December 20, 2004.

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

NOTE 12 -      RESTATEMENT.

                    The consolidated financial statements have been restated to give effect to certain comments by the Securities and Exchange Commission regarding the Company's filing of amended Form 10-SB as follows:

                                         December 31, 1999                    December 31, 1999
                                  -------------------------------  ---------------------------------
                                                         As                                As
                                                     Previously                        Previously
                                    As Restated        Filed         As Restated         Filed
                                  ---------------  --------------  ---------------  ----------------
Consolidated balance sheets:
  Inventories - reclassifications
  of inventorable items to and
  from prepaid expenses               $    40,948     $     6,715      $       -         $     1,057
                                      -----------     -----------      -----------       -----------

  Prepaid expenses and
    other current assets -
    reclassifications                     127,994         165,214           72,308            68,757
                                      -----------     -----------      -----------       -----------

  Goodwill net of accumulated
    amortization - change in
    computation                         1,112,935       1,127,433        1,193,830         1,201,174
                                      -----------     -----------      -----------       -----------

  Other assets - reclassification
  of deposits from prepaid
  expenses                                 51,764          34,279           19,091            19,091
                                      -----------     -----------      -----------       -----------

  Current maturities of long-term
    debt - reclassification of
    interest to accrued expenses
    and change in current
    maturities                          1,879,764       1,981,100        1,332,601         1,282,822
                                      -----------     -----------      -----------       -----------

  Notes payable - combined with
    current maturities of
    long-term debt                            -               -                -              49,779
                                      -----------     -----------      -----------       -----------

  Current maturities of accounts
  payable and accrued expenses -
    reclassification of deferred
    revenues and long-term debt           948,066       1,006,273          683,952           730,520
                                      -----------     -----------      -----------       -----------

  Deferred revenues - segregated
    as a separate item                     68,765             -             46,566               -
                                      -----------     -----------      -----------       -----------

  Long-term debt - change in
    current maturities                 10,064,110       9,973,872       11,301,455        11,301,455
                                      -----------     -----------      -----------       -----------

  Common stock - transfer from
    additional paid-in capital             49,058          48,358           32,508            32,508
                                      -----------     -----------      -----------       -----------

  Additional paid-in capital -
    transfer to common stock            5,312,588       5,313,288        3,809,138         3,809,138
                                      -----------     -----------      -----------       -----------

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES
                     FORMA FINANCIAL STATEMENTS - HEADNOTE
                                  (Unaudited)



     The accompanying pro forma financial statements assume the purchase of 80% of the capital stock of Fast Ferry Holding Corp. (FFHC) on October 6, 1998 had occurred at the beginning of each of the periods presented, January 1, 1998.

     Per share data for the period January 1, 1998 to October 6, 1998 and for the year ended December 31, 1998 is based upon the weighted average number of shares outstanding during each period retroactively reflecting the issuance of the common shares for FFHC as if they had been issued at the beginning of the periods presented.

     The pro forma consolidated statement of operations for the period ended October 6, 1998 and for the year ended December 31, 1998 include all material adjustment necessary to adjust the historical results to reflect the assumptions. The pro forma information does not purport to be indicative of the consolidated statements of operations, which would have actually been obtained if the purchase of FFHC had been consummated on the date indicated. In addition, the pro forma financial information does not purport to be indicative of the results of operations, which may be obtained in the future.

     The pro forma information has been prepared by the Company's management and all calculations and estimates have been made by management based upon adjustments deemed appropriate. These adjustments are set forth under the section "Pro Forma Adjustments" contained in the notes to pro forma financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES
           PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS - RESTATED
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                                  (unaudited)

                                                     Lighthouse         Fast Ferry
                                                   Landings, Inc.      Holding Corp.
                                                  and Subsidiaries   and Subsidiaries    Pro Forma Adjustments         Pro Forma
                                                     (Historical)       (Historical)     Debit          Credit         As Adjusted
                                                  -----------------  -----------------  --------       --------      -------------
Revenues                                          $              -   $      1,488,750   $      -         $    -      $  1,488,750
                                                  ----------------   ----------------   --------       --------      ------------

Cost and expenses:
  Cost of operations                                             -            407,885          -              -           407,885
  Depreciation and amortization                                  -            767,876    209,532  (D)         -         1,020,248
                                                                 -                  -     42,840  (E)         -                 -
  Selling, general and administrative                            -            773,592          -              -           773,592
  Interest                                                       -          1,254,539          -              -         1,254,539
                                                  ----------------   ----------------   --------       --------      ------------
          Total cost and expenses                                -          3,203,892    252,372              -         3,456,264
                                                  ----------------   ----------------   --------       --------      ------------

Loss from continuing operations before
  minority shares in loss of subsidiary                          -         (1,715,142)   252,372              -        (1,967,514)

Minority shares in loss of subsidiary                            -                  -          -        109,149  (C)      109,149
                                                  ----------------   ----------------   --------       --------      ------------

Loss from continuing operations                   $              -        ($1,715,142)  $252,372       $109,149       ($1,858,365)
                                                  ================   ================   ========       ========      ============

Per share data:
  Pro forma net loss per share:
    Loss from continuing operations                                                                                        ($0.57)
                                                                                                                     ============

Weighted average number of shares outstanding                                                                           3,244,417
                                                                                                                     ============

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES
           PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS - RESTATED
                     FOR THE YEAR ENDED DECEMBER 31, 1997
                                  (Unaudited)

                                                    Lighthouse           Fast Ferry
                                                  Landings, Inc.        Holding Corp.
                                                 and Subsidiaries     and Subsidiaries   Pro Forma Adjustments        Pro Forma
                                                   (Historical)         (Historical)     Debit          Credit       As Adjusted
                                                 -----------------   ----------------   --------       --------     ------------
Revenues                                         $              -    $      1,474,616   $    -         $      -     $  1,474,616
                                                 ----------------    ----------------   --------       --------     ------------

Cost and expenses:
  Cost of operations                                            -           1,932,262          -              -        1,932,262
  Depreciation and amortization                                 -             673,752    279,377  (G)         -        1,034,074
                                                                -                   -     80,945  (H)         -                -
  Selling, general and administrative                           -           1,035,304          -              -        1,035,304
  Interest                                                      -           1,025,620          -              -        1,025,620
                                                 ----------------    ----------------   --------       --------     ------------
          Total cost and expenses                               -           4,666,938    360,322              -        5,027,260
                                                 ----------------    ----------------   --------       --------     ------------

Loss from continuing operations before
  minority shares in loss of subsidiary                         -          (3,192,322)   360,322              -       (3,552,644)

Minority shares in loss of subsidiary                           -                   -          -        233,536 (I)      233,536
                                                 ----------------    ----------------   --------       --------     ------------

Loss from continuing operations                                 -          (3,192,322)   360,322        233,536       (3,319,108)
Loss from discontinued operations                        (592,748)                  -          -              -         (419,948)
                                                 ----------------    ----------------   --------       --------     ------------

Net loss                                                ($592,748)        ($3,192,322)  $360,322       $233,536      ($3,739,056)
                                                 ================    ================   ========       ========     ============

Per share data:
  Pro forma net loss per share:
    Loss from continuing operations                                                                                       ($1.10)
    Loss from discontinued operations                                                                                     ( 0.14)

Net Loss                                                                                                                  ($1.24)

Weighted average number of shares outstanding                                                                          2,977,302

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES
              NOTES TO PRO FORMA FINANCIAL STATEMENTS - RESTATED
                                  (Unaudited)


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

Purchase of Fast Ferry Holding Corp.:

       On October 6, 1998, the Company acquired 80% of the outstanding stock of Fast Ferry Holding Corp. and its wholly owned subsidiaries, New York Fast Ferry Services, Inc., Fast Ferry I, Inc. and Fast Ferry II, Inc. (the NYFF Group). The NYFF Group owns two vessels the M\V "Finest", and the M\V "Bravest" and is in the business of operating high speed commuter ferry services in the greater New York City harbor area. The NYFF Group was acquired by the issuance of 454,545 shares of the Company's stock at a value of $2.53 per share. Of the 454,545 shares issued, 70,000 shares were subject to a put option. Such agreement allowed 2 of the 3 selling shareholders to sell back to the Company an aggregate of 70,000 shares at a price of $5.00 per share. As at October 6, 1998, the 70,000 shares subject to the put option were not treated as equity, but rather as a liability under the caption "Redeemable Common Stock" in the amount of $350,000 (70,000 shares @ $5.00 per share).

Minority Interest:

          The accompanying pro forma consolidated statements of operations for the year ended December 31, 1998 and for the period January 1, 1998 through October 6, 1998 reflect the acquisition as if it occurred on January 1, 1998. The minority interest at January 1, 1998 assessing the acquisition occurred at that date, would be calculated as follows:

     Fair value of identifiable assets acquired                               $13,475,702
     Fair value of liabilities assumed at January 1, 1998                      12,929,956
                                                                              -----------
                                                                                  545,746
     Pro forma minority interest as at January 1, 1998                            109,149
                                                                              -----------

     Pro forma net fair value of 80% interest in
        Fast Ferry Holding Corp. as at January, 1998                              436,597

     Purchase cost:
        Issuance 454,545 common shares
           at fair market of $2.53 per share                 $1,150,000
        Legal and accounting fees                               105,696
        Excess price over fair market value
           of 70,000 shares subject to put                      172,900
                                                            -----------
                                                                               1,428,596
                                                                             -----------

     Pro forma excess of cost over net identifiable
        assets purchased (goodwill) as at January 1, 1998                    $   991,999
                                                                             ===========

          The pro forma 20% minority interest share in the loss of the ferry subsidiary is limited to the pro forma minority interest at the assumed date of acquisition for both the period January 1, 1998 through October 6, 1998 and the year ended December 31, 1998.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                             PRO FORMA ADJUSTMENTS
                                  (Unaudited)



                Pro Forma Consolidated Statements of Operations
               For the Period January 1, 1998 to October 6, 1998
                   And for the Year Ended December 31, 1998

(A) To reflect depreciation of $209,532 on the variant between the historical carrying value of property assets and the appraised value for the period from January 1, 1998 through October 6, 1998.

(B) To record amortization of goodwill of $47,305 which has an estimated life of 15 years for the period from January 1, 1998 through October 6, 1998.

(C) To reflect minority interest in loss of Fast Ferry Holding Corp. of $109,149 for the period.

   Consolidated Statement of Operations For the Year Ended December 31, 1998

(D) To increase depreciation on the variant between the historical carrying value of property assets and the appraisal value for a full year.

(E) To increase amortization of goodwill to reflect a full year's expense based upon a useful life of 15 years.

(F) To reflect minority interest in loss of Fast Ferry Holding Corp. of $109,149 for the year.

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


                                        /s/ WEINICK SANDERS LEVENTHAL & CO., LLP



New York, N.Y.
January 24, 1999

                   FAST FERRY HOLDING CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                  A S S E T S
                                  -----------

                                                                             October 6,          December 31,          December 31,
                                                                                1998                 1997                  1996
                                                                            -----------          -----------           -----------
Current assets:
  Cash                                                                      $   137,266          $     2,626           $    42,031
  Accounts receivable                                                             9,826                6,799                  -
  Other current assets                                                             -                  50,603                 3,750
                                                                            -----------          -----------           -----------
          Total current assets                                                  147,092               60,028                45,781

Property and equipment   at cost, less
  accumulated depreciation                                                    9,137,960            9,668,283             9,757,120

Deferred start up costs, net of
  accumulated amortization                                                         -                 178,678               223,354
                                                                            -----------          -----------           -----------

                                                                            $ 9,285,052          $ 9,906,989           $10,026,255
                                                                            ===========          ===========           ===========

                                         LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
                                         ------------------------------------------------
Current liabilities:
  Deferred revenues                                                         $    96,312          $      -              $      -
  Current maturities of long-term obligations                                 1,091,389              141,036                  -
  Accounts payable                                                              218,047              280,414                  -
  Accrued liabilities                                                           154,030               41,103               115,538
                                                                            -----------          -----------           -----------
          Total current liabilities                                           1,559,778              462,553               115,538

Long-term obligations                                                        11,647,895           12,467,403             9,741,362
                                                                            -----------          -----------           -----------

          Total liabilities                                                  13,207,673           12,929,956             9,856,900
                                                                            -----------          -----------           -----------

Stockholders' capital deficiency:
  Common stock, no par value
    Authorized - 500 shares
    Issued and outstanding - 140 shares                                         205,000              205,000               205,000
  Deficit                                                                    (4,127,621)          (3,227,967)              (35,645)
                                                                            -----------          -----------           -----------
          Total stockholders'
            capital deficiency                                               (3,922,621)          (3,022,967)              169,355
                                                                            -----------          -----------           -----------

                                                                            $ 9,285,052          $ 9,906,989           $10,026,255
                                                                            ===========          ===========           ===========

         See accompanying notes to consolidated financial statements.

                   FAST FERRY HOLDING CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                                                                                                For the              For the
                                                                  For the Period               Year Ended           Year Ended
                                                                  January 1, 1998             December 31,         December 31,
                                                                To October 6, 1998               1997                 1996
                                                                ------------------          --------------         ------------
Revenues                                                            $  807,583                 $1,474,616          $         -

Cost of operations                                                     634,776                  2,589,050                    -
                                                                   -----------                -----------          -----------

Income (loss) from operations                                          172,807                ( 1,114,434)                   -
                                                                   -----------                ------------         -----------

Other deductions:
  General and administrative expenses                                  269,581                  1,052,268               34,844
  Interest expense                                                     904,686                  1,025,620                1,542
  Loss of sale of property assets                                        1,604                          -                    -
                                                                   -----------                 ----------          -----------
Total other deductions                                               1,175,871                  2,077,888               36,386
                                                                   -----------                 ----------          -----------

Loss before extraordinary item                                     ( 1,003,064)               ( 3,192,322)         (    36,386)

Extraordinary item                                                     282,088                          -                    -
                                                                   -----------                -----------          -----------

Loss before the effect of a
  change in accounting principle                                   (   720,976)               ( 3,192,322)         (    36,386)

Cumulative effect of a change in
  accounting principle                                             (   178,678)                         -                    -
                                                                   -----------                -----------          -----------

Net loss                                                           (   899,654)               ( 3,192,322)         (    36,386)

Retained earnings (deficit) at
  beginning of period                                              ( 3,227,967)               (    35,645)                 741
                                                                   -----------                -----------          -----------

Deficit at end of period                                           ($4,127,621)               ($3,227,967)         (  $ 35,645)
                                                                   ===========                ===========          ===========

Per share data:
  Loss before extraordinary item
   and cumulative effect of a
   change in accounting principle                                  ($ 7,164.74)               ($22,802.30)         (  $ 259.90)
  Extraordinary item                                                  2,014.91                          -                    -
  Cumulative effect of a change
   in accounting principal                                         (  1,276.27)                         -                    -
                                                                   -----------                -----------          -----------

Net loss                                                           ($ 6,426.10)               ($22,802.30)         (  $ 259.90)
                                                                   ===========                ===========          ===========

Weighted average number of
  shares outstanding                                                       140                        140                  140
                                                                           ===                        ===                  ===

         See accompanying notes to consolidated financial statements.

                   FAST FERRY HOLDING CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  For the                For the
                                                                     For the Period              Year Ended            Year Ended
                                                                    January 1, 1998             December 31,          December 31,
                                                                   To October 6, 1998               1997                  1996
                                                                   ------------------           ------------          ------------
Cash flows from operating activities:
  Net loss                                                            ($  899,654)               ($3,192,322)          ($   36,386)
                                                                       ----------                 ----------            ----------
  Adjustments to reconcile net
      loss to net cash provided by (used in)
      operating activities:
    Cumulative effect of a change in
     accounting principle                                                 178,678                          -
    Loss on sale of property assets                                         1,604                          -
    Deferred revenues                                                      96,312                          -
    Depreciation and amortization                                         525,046                    718,428                 1,225
    Increase in long-term obligations
      for interest                                                        124,939                    334,725                 1,542
    Increase (decrease) in cash flows
        as a result of changes in asset
        and liability account balances:
      Account receivable                                              (     3,027)               (     6,799)
      Other current assets                                                 50,603                (    41,153)          (     3,750)
      Accounts payable                                                (    62,367)                   280,414           (     3,453)
      Accrued expenses                                                    112,927                     25,565               115,538
                                                                              -                            -           (   127,247)
                                                                       ----------                 ----------            ----------
  Total adjustments                                                     1,024,715                  1,311,180           (    16,145)
                                                                       ----------                 ----------            ----------

Net cash provided by (used in) operating activities                       125,061                ( 1,881,142)          (    52,531)
                                                                       ----------                 ----------            ----------
Cash from investing activities:
  Purchase of property and equipment                                  (     6,327)               (   590,615)          ( 8,961,411)
  Proceeds for sales of property
    and equipment                                                          10,000                          -                     -
                                                                       ----------                 ----------            ----------
Net cash provided by (used in)
  investing activities                                                      3,673                (   590,615)          ( 8,961,411)
                                                                       ----------                 ----------            ----------

Cash provided by financing activities:
  Increase in long-term obligations                                         5,906                  2,432,352             8,942,886
                                                                       ----------                 ----------            ----------

Net increase (decrease) in cash                                           134,640                (    39,405)          (    71,056)

Cash at beginning of period                                                 2,626                     42,031               113,087
                                                                       ----------                 ----------            ----------

Cash at end of period                                                  $  137,266                 $    2,626            $   42,031
                                                                       ==========                 ==========            ==========
Supplemental Disclosures of
  Cash Flow Information:

     Cash paid during the period:

       Interest                                                        $  487,659                 $  690,895            $        -
                                                                       ==========                 ==========            ==========

       Income taxes                                                    $        -                 $    4,512            $    3,836
                                                                       ==========                 ==========            ==========

          See accompanying notes to consolidated financial statements

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

                    Expenditures which substantially increase estimated useful lives are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation or amortization are removed from the accounts and resulting gains or losses are included in operations.
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

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

      NOTE 3 - LONG-TERM OBLIGATIONS.

               Long-term obligations consist of the following:

                                   October 6, 1998     December 31, 1997    December 31, 1996
                                   ---------------     -----------------    -----------------
Note payable, secured by
  the Fast Ferry ("Finest"),
  payable in monthly install-
  ments ranging from $56,719
  to $61,875 including interest
  at 9.25% per annum with a
  final payment of $3,626,691
  due October 10, 2005.              $ 5,410,526          $ 5,269,874           $5,102,842

Note payable, secured by the
  Fast Ferry ("Bravest"),
  payable in monthly install-
  ments ranging from $56,719
  to $59,063 including interest
  at 9.25% per annum with a final
  payment of $3,572,971 due
  October 10, 2005.                    5,370,622            5,245,299            4,638,520

Note payable, secured by the
  Fast Ferry ("Finest and
  Bravest"), payable in 15
  monthly installments of
  $15,000 plus a $45,000
  payment in January 1999
  with $343,333 payments due
  May 1, 1999, October 1, 1999
  and March 1 ,2000 and a final
  payment of $793,267 due
  December 31, 2000.
  Interest is inputed as %9.25%
  per annum.                           1,952,230            2,093,266                    -

Other                                      5,906                    -                    -
                                    ------------          -----------           ----------

                                      12,739,284           12,608,439            9,741,362

Less: Portion payable in one year      1,091,389              141,036                    -
                                    ------------          -----------           ----------

                                    $ 11,647,895          $12,467,403           $9,741,362
                                    ============          ===========           ==========

                 As of October 6, 1998, long-term obligations mature as follows:


                            Years Ending
                             October 6,
                             ----------
                                1999                      $ 1,091,389
                                2000                          780,361
                                2001                        1,330,877
                                2002                          502,863
                                2003                          551,306
                             Thereafter                     8,482,488
                                                          -----------

                                                          $12,739,284
                                                          ===========


NOTE 4  -  ACCRUED LIABILITIES.

                 Accrued liabilities are comprised for the following:
                                                       December 31,
                                                       ------------
                              October 6, 1998       1997            1996
                             -----------------     ------          ------
           Payroll                $  7,474       $       -        $      -

           Payroll taxes             3,278              43               -

           Insurance                41,061          41,061               -

           Professional fees       125,687               -               -
                                  --------         -------        --------

                                  $177,500         $41,104        $115,538
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