Form 10QSB/A
period 2000-03-31
LIGHTHOUSE FAST FERRY INC
filed 2000-10-17
CIK 1022360

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              FORM 10-QSB/A No. 2

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2000
          OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to ___________.

COMMISSION FILE NUMBER:  0-29205
                         -------


                          LIGHTHOUSE FAST FERRY, INC.
           ---------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                New Jersey                                22-3241823
       -------------------------------               -------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)


       195 Fairfield Avenue, Suite 3C, West Caldwell, New Jersey  07006
       -----------------------------------------------------------------
                   (Address of principal executive offices)

                                (973) 228-2901
                      ----------------------------------
                          (Issuer's telephone number)

                           LIGHTHOUSE LANDINGS, INC.
                           -------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X
                                                                       ---
NO ___

The number of shares outstanding of the issuer's classes of common equity, as of May 19, 2000 is 6,139,795 shares of Common Stock.

Transitional Small Business Disclosure Format (check one): YES ___ NO  X
                                                                      ---

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

Interim Consolidated Financial Statements
March 31, 2000
(Unaudited)

                                   I N D E X
                                   ---------


                                                                                Page No.
                                                                                --------
Part I  - Financial Information:

        Item 1. Consolidated Condensed Financial Statements (Unaudited):

                Balance Sheets
                At March 31, 2000 and December 31, 1999......................         3


                Statements of Operations
                For the Three Months Ended
                March 31, 2000 and 1999......................................         4


                Statement of Changes in Stockholders'
                Equity for the Three Months Ended
                March 31, 2000...............................................         5


                Statements of Cash Flows
                For the Three Months Ended
                March 31, 2000 and 1999......................................        6-7


                Notes to Consolidated Condensed
                Financial Statements.........................................       8-16

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                  A S S E T S
                                  -----------
                                                              March 31,       December 31,
                                                                2000              1999
                                                            ------------     -------------
Current assets:
  Cash                                                      $    575,704     $      97,957
  Inventories                                                     40,575            40,948
  Net assets of discontinued operations                           72,100            32,582
  Prepaid expenses and other current assets                       88,100           127,994
                                                            ------------     -------------
        Total current assets                                     776,479           299,481

Property and equipment - at cost,
  less accumulated depreciation                               12,078,363        12,288,880

Goodwill net of accumulated amortization                       1,092,699         1,112,935

Other assets                                                     261,985            51,764
                                                            ------------     -------------

                                                            $ 14,209,526     $  13,753,060
                                                            ============     =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
  Bridge loan payable                                       $  1,110,000     $           -
  Current maturities of long-term debt                         1,846,323         1,879,764
  Notes payable - stockholders                                   125,000           125,000
  Accounts payable and accrued expenses                          875,674           948,606
  Deferred revenues                                              110,266            68,765
  Due to officers/stockholders                                   218,776           449,540
                                                            ------------     -------------
        Total current liabilities                              4,286,039         3,471,675

Long-term debt - net of current maturities                     9,769,891        10,064,110
                                                            ------------     -------------

        Total liabilities                                     14,055,930        13,535,785
                                                            ------------     -------------

Stockholders' equity:
  Common stock - $.01 par value
    Authorized - 10,000,000 shares
    Issued and outstanding - 6,049,795 shares
      March 31, 2000 and 4,905,795 in December 31,
       1999                                                       60,678            49,058
  Additional paid-in capital                                   6,041,593         5,312,588
  Accumulated deficit                                         (5,948,675)       (5,144,371)
                                                            ------------     -------------
        Total stockholders' equity                               153,596           217,275
                                                            ------------     -------------

                                                            $ 14,209,526     $  13,753,060
                                                            ============     =============

    See accompanying notes to consolidated condensed financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                    For the Three
                                                                    Months Ended
                                                                      March 31,
                                                            ---------------------------
                                                                2000           1999
                                                            ------------     ----------
Revenue                                                     $    682,325     $  721,408
                                                            ------------     ----------

Costs of Services:
  Ferry operations                                               620,613        353,256
  Depreciation                                                   229,416        223,108
                                                            ------------     ----------
Total operating costs                                            850,029        576,364
                                                            ------------     ----------

Gross margin                                                    (167,704)       145,044
                                                            ------------     ----------
Other operating costs and expenses:
  Marketing and administrative expenses                          283,238        248,359
  Amortization of goodwill                                        20,236         20,236
                                                            ------------     ----------
                                                                 303,474        268,595
                                                            ------------     ----------

Loss from operations                                            (471,178)      (123,551)
                                                            ------------     ----------

Other expenses:
  Interest (net)                                                 333,126        319,707
  Provision for state income taxes                                     -            464
                                                            ------------     ----------
Total other expenses                                             333,126        320,171
                                                            ------------     ----------

Loss from continuing operations before
  minority share in loss of subsidiary                          (804,304)      (443,722)

Minority share in loss of subsidiary                                   -         11,071
                                                            ------------     ----------

Loss from continuing operations                                 (804,304)      (432,651)

Loss from discontinued operations                                      -        (22,967)
                                                            ------------     ----------

Net loss                                                       ($804,304)     ($455,618)
                                                            ============     ==========

Per share data:
  Basic and diluted:
    Loss from continuing operations                               ($ .15)        ($ .13)
    Loss from discontinuing operations                                 -         (  .01)
                                                            ------------     ----------
    Net loss                                                      ($ .15)        ($ .14)
                                                            ============     ==========

    Weighted average number of shares outstanding"
      Basic and diluted                                        5,359,075      3,230,684
                                                            ============     ==========

     See accompanying notes to consolidated condensed financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (Unaudited)

                                                                     Additional                            Total
                                       Common Stock                    Paid-In        (Accumulated     Stockholders'
                                      --------------
                                          Number        Amount         Capital          Deficit)           Equity
                                      --------------  -----------  ---------------  ----------------  ----------------
Balance at January 1, 2000                 4,905,795      $49,058       $5,312,588      ($5,144,371)       $  217,275

Increase of shares for cash                  634,500        6,345          382,155             -              388,500

Shares issued for                                                                              -
  services rendered                          257,000        2,750          134,750             -              137,500

Shares issued for
  satisfaction of liabilities                252,500        2,525          212,100             -              214,625

Net loss for the period                         -            -                -           ( 804,304)        ( 804,304)
                                           ---------      -------       ----------      -----------        ----------

                                           6,049,795      $60,678       $6,041,593      ($5,948,675)       $  153,596
                                           =========      =======       ==========      ===========        ==========



    See accompanying notes to consolidated condensed financial statements.

                   LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                      For the Three
                                                      Months Ended
                                                        March 31,
                                                 ------------------------
                                                    2000          1999
                                                 ----------     ---------

Cash flows from operating activities:
  Net loss continuing operations                ($  804,304)   ($ 432,651)
                                                 ----------     ---------
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Minority interests                                    -       (11,071)
    Depreciation                                    229,969       225,646
    Amortization of goodwill                         20,236        20,236
    Amortization of deferred finance cost            18,593         1,000
    Imputed interest                                 28,790        44,940
    Deferred revenue                                 41,501        16,783
    Increase (decrease) in cash flows as a result
       of changes in assets and liability accounts
        balances:
      Inventories                                       373        (3,192)
      Prepaid expenses and other current assets      39,894        13,860
      Accounts payable                              (43,621)       85,880
      Accrued officers compensation                 (26,764)       20,578
                                                 ----------     ---------
  Total adjustments                                 308,971       414,660
                                                 ----------     ---------

Net cash used in continuing operations             (495,333)      (17,991)

Net cash used in discontinued operations            (39,518)            -
                                                 ----------     ---------
Net cash flow used in operating activities         (534,851)      (17,991)
                                                 ----------     ---------

Cash flows used in investing activities:
  Acquisition of operating activities               (19,452)       (4,668)
                                                 ----------     ---------

Cash flows from financing activities:
  Proceeds from loans                             1,000,000       400,000
  Repayment of long-term debt                      (356,450)     (240,281)
  Proceeds from issuance of common stock            388,500             -
                                                 ----------     ---------
Net cash provided by financing activities
  of continuing operations                        1,032,050       159,719
                                                 ----------     ---------

Net increase in cash                                477,747       137,060

Cash at beginning of year                            97,957        62,606
                                                 ----------     ---------

Cash at end of year                              $  575,704     $ 199,666
                                                 ==========     =========



     See accompanying notes to consolidated condensed financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                                  (Unaudited)


Cash paid during the year:

     Interest                                          $320,205       $313,708
                                                       --------       --------

     Income taxes                                      $   -          $   -
                                                       --------       --------
Supplemental schedules of non-cash activities:

 Common stock issued as additional interest            $125,000       $   -
                                                       --------       --------

 Common stock issued as payment of consultant' fee     $ 13,750       $   -
                                                       --------       --------

 Note issued as payment of consultant's fee            $110,000       $   -
                                                       --------       --------


     See accompanying notes to consolidated condensed financial statements

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

               The Company currently operates a commuter ferry service from Highlands, NJ to and from Manhattan, and is pursuing the establishment of other routes in the Greater New York City area. In November 1999, the Company completed negotiations and executed a lease for a property in Stamford, CT as a base for fast ferry service to and from Manhattan and LaGuardia Airport. The site requires improvements and governmental approvals. The Company is proceeding with preparations for establishing ferry service, and expects to be able to commence service in 2001. Initially, it is expected that service on these new routes will be provided by a vessel on a short-term charter. The Company is proceeding with plans for construction and financing of two vessels specifically to meet the needs of the new service.

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

                    The December 31, 1999 balance sheet has been derived from the audited financial statements at the date included in the Company's annual report contained in Form 10-KSB, as amended. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report contained in Form 10-KSB, as amended.


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


          (h)  Revenue Recognition:

                    Revenue is recognized when earned. The Company's ferry business sells the majority of commuter tickets in advance of use. The tickets which are dated expire (90) ninety days after issuance and are non-refundable and non-extendable. Accordingly, the Company determines the unused portion of tickets sales and defers that value to future periods. Deferred income aggregated $110,266 and $68,765 at March 31, 2000 and December 31, 1999, respectively.

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


          (j)  Impairment of Long-lived Asset:

                    The Company accounts for impairment of long-lived assets accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairments of Long-Lived Assets and for Long - Lived Assets to be Disposed of" SFAS No. 121 requires that long- lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Due to significant loss incurred during 1999, the Company evaluated its long-term assets of its continuing operations which as at December 31, 1999 were comprised of property and equipment (principally two (2) ferries) with an undepreciated cost of $12,288,880 and goodwill on the acquisition of the Fast Ferry Holding Corp. with a unamortized cost of $1,112,935. Based upon an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life, it was determined that there was no impairment in either the net book value of the ferries or the goodwill.

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

                    The net assets of discontinued operations, which have been segregated in the accompanying balance sheets are summarized as follows:

                                                          March 31,
                                                       --------------
                                                            2000
                                                       --------------

            Assets:
              Inventory                                $        2,000
              Property assets, net (See Note 4)               931,181
                                                       --------------
                                                              933,181
                                                       --------------
            Liabilities:
              Accounts payable                                 89,436
              Secured mortgage payable                        414,057
              Accrued real estate taxes                       357,588
                                                       --------------
                                                              861,081
                                                       --------------

            Net assets of discontinued operations      $       72,100
                                                       ==============

     (a)         The mortgage notes payable are summarized as follows:


                                                                 March 31,
                                                                -----------
                                                                   2000
                                                                -----------

          20% demand mortgage on real property
            subject to the tax lien referred to below           $    58,267

          Second mortgage on real property payable in monthly
            installments (applied firstly to interest) of
            $15,000 from January 10, 2000 through
            May 10, 2000, and three equal monthly
            payments equal to one-third of the balance
            outstanding on June 10, 2000, commencing
            June 10, 2000. The loan carries interest at
            18%plus as added inducement to enter into the
            loan, the lender received 50,000 shares of
            common stock valued at $100,000.                        150,595

          6% second demand mortgage on real property                205,195
                                                                -----------

                                                                $   414,057
                                                                ===========


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

Mortgage note payable, secured by the vessel
  "Bravest" due in monthly installments of
  $59,063 through March 10, 1999 and
  $56,719 through September 10, 2005, including
  interest at 9.25% per annum, with a final payment
  of $3,572,971 due October 10, 2005.                      (a)        5,077,876

Note payable, secured by the vessel "Finest"
  and "Bravest", payable in fifteen monthly
  installments of $15,000 commencing in
  February 1999, payment of $343,333 on
  March 31, 2000 and a final payment of
  $934,319 on December 10, 2000
  including imputed interest of 9.25%.                     (a)        1,123,684

10% interest bearing obligation payable in two
  installments of $100,000 each on March 15,
  2000 and July 15, 2000 and as final payment of
  $200,000 January 15, 2001.                                            300,000




Other                                                                     4,416
                                                                    -----------

                                                                     11,616,214
Portion due within one year                                           1,846,323
                                                                    -----------

Long-term debt - less current maturities                            $ 9,769,891
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

     Reference is made to Note 9(c)(i) regarding warrants issued to the noteholder. The secured debt obligations mature as follows:

                            2001                             $ 1,846,323
                            2002                                 498,120
                            2003                                 525,526
                            2004                                 576,254
                            2005                                 631,875
                         Thereafter                            7,538,116
                                                             -----------

                                                             $11,616,214
                                                             ===========

NOTE 6 -       BRIDGE LOAN.

               The Company received the proceeds of two bridge loans aggregating $1,000,000 from two private investment funds, both of which are controlled by an individual stockholder of the Company. The loans bear interest at 10% per annum payable quarterly and are payable nine months from issuance. To obtain the loans, the Company paid an aggregate finders fee consisting of 250,000 shares of unregistered common stock with on-demand registration and unlimited piggyback rights. The fair value of the shares at issuance aggregated $125,000 which will be charged to operations over the life of the loan.

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

               The Company employed the services of a financial consultant to arrange for the above financing. The consultant received as payment for this service (i) a 10% interest bearing note payable on December 10, 2000 in the amount of $100,000 (ii) 25,000 shares of the Company's common stock whose fair market value at date of issuance was $12,500 and (iii) the same default remedies as the bridge loan holders.

NOTE 7 -       CAPITAL STOCK.

         (a) Capital stock for consideration other than cash:

             During 2000, the Company issued 252,500 shares having a fair market value on the date of issuance was $214,625 to an employee/stockholder and a director for satisfaction for accrual liabilities.

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
                                        ========      ==========

         (a)  Stock Options Granted in 2000:

                    The Company granted an option to an employee/director to purchase 150,000 shares at a price of $1.00 per share which was the fair market value at the date of grant. Such option is exercisable through January 2, 2003.

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


                                                 For the Years Ended
                                                       March 31,
                                             ---------------------------
                                               2000              1999
                                             ---------         ---------

               Net loss as reported          ($804,304)        ($455,618)

               Additional compensation          19,677             8,052
                                             ---------         ---------

               Adjusted net loss             ($823,981)        ($463,670)
                                             =========         =========

               Loss per share as reported        ($.15)            ($.14)
                                             =========         =========

               Adjusted loss per share           ($.15)            ($.14)
                                             =========         =========

         (b)   Warrants Granted in 2000:

                    As an inducement to purchase shares of the Company's common stock, warrants to purchase 634,500 shares were granted to individuals who purchased stock in 2000. The warrants are exercisable at various times through March 15, 2002 at prices ranging from $0.50 to $2.00.

NOTE 9 - RESTATEMENT.

                    The consolidated financial statements have been restated to give effect to certain comments made by the Securities and Exchange Commission regarding additional informational disclosures in the notes to consolidated condensed financial statements on reclassification of items contained in the financial statements.

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

     The line of credit assumed by the Company had an outstanding balance at March 31, 2000 of $1,123,684 with the same financial institution that holds the preferred ship mortgages. The line of credit, secured by the M/V Finest and the M/V Bravest, required monthly payments of $15,000 through April 10, 2000, and final principal payment of $934,319 on December 10, 2000. The Company has renegotiated the terms regarding the payment of the balance. The balance will now be paid over 24 months, with interest at prime rate, and quarterly principal payments of $116,789.79 beginning March 10, 2001. As of this filing, the line of credit is current. The note carries no interest, but has been discounted to a net present value using a discount rate of 9.25% per annum. These two preferred ship mortgages and the line of credit are further secured by cross collateralization agreements, assignment of personal property, a pledge of a potential receivable arising out of a lawsuit against the City of New York, and a Company guarantee. Moreover, the financial institution was granted warrants to purchase 200,000 shares of Company stock at $2.60 per share exercisable through March 16, 2004.

     On March 1, 2000 the company received $1,000,000 as two $500,000 convertible bridge loans due December 11, 2000, with interest at 10% per annum and is payable quarterly. The loans may be prepaid at any time, but must be repaid out of the proceeds of any financing in excess of $2,000,000. The loans are convertible to common shares of the Company at the rate of one share for each $1.50 of indebtedness. In addition, to the 10% interest, the Company issued 250,000 common shares, which the Company valued at $0.50 per share, as additional consideration. Further shares are issuable in the event of a default.

     In June 1999, the Company obtained financing in the net amount of $300,000 from an unrelated third party that is secured by a second mortgage on the property of the Shrewsbury River, subject to a real estate tax lien, and by a personal guarantee of a major shareholder. The note carries an annual interest rate of 18% and was payable in monthly installments, applied first to interest, as follows: from July 10, 1999 through December 10, 1999, $10,000 per month; from January 10, 2000 through May 10, 2000, $15,000 per month; and commencing June 10, 2000, three monthly installments each equal to one-third of the outstanding balance on June 10, 2000. The Company made a principal payment in July 2000, reducing the balance to $58,694. The Company has renegotiated the terms of the note, such that the Company will now make interest only payments on the balance until a final payment is made before December 31, 2000. As an inducement to enter into the loan, the Company issued to the lender 25,000 shares of common stock in June 1999 and an additional 25,000 shares in December 1999.

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

     The Company has been successful to date in its efforts to raise funds and believes that proceeds from anticipated interim financing sold in the second and third quarters, together with available funds and cash flows expected to be generated by operations, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Furthermore, the Company has begun to negotiate more favorable payment terms with certain creditors that require significant principal payments in the next twelve months. In the event the Company's plans change, its assumptions change or prove to be inaccurate or if the proceeds of the interim financing or cash flows prove to be insufficient to fund operations, the Company may find it necessary or desirable to reallocate funds within the above described business strategies, seek additional financing or curtail its activities. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all, or that the Company will be able to negotiate more favorable payment terms with its existing creditors. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to meet its current obligations, take advantage of unanticipated opportunities, develop new services or otherwise respond to unanticipated competitive pressures. Such inability could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     On September 19, 2000, the Company changed its name from Lighthouse Landings, Inc. to Lighthouse Fast Ferry, Inc.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibit 3.1  Certificate of Incorporation, as amended./(1)/

     Exhibit 3.2  Bylaws./(1)/

     Exhibit 10.4  Letter of Intent for vessel construction./(2)/

     Exhibit 10.5.2  Employment Agreement with Anthony Cappaze./(1)/

     Exhibit 10.5.3  Employment Agreement with Anthony Colasanti./(1)/

     Exhibit 27.1 - Financial Data Schedule.  Filed herewith.

---------------
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended.

(2) Incorporated by reference from the Company's Form 10-KSB/A No. 1, for the fiscal year ended December 31, 1999.


(b) Reports on Form 8-K: During the quarter ended March 31, 2000, the Company filed no reports on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB/A No. 2 to be signed on its behalf by the undersigned thereunto duly authorized.


                               LIGHTHOUSE LANDINGS, INC.


Date: October 12, 2000         By: /s/ Anthony Cappaze
                                   ------------------------------------------
                                   Anthony Cappaze, President, Chief
                                   Executive Officer and Director


Date: October 12, 2000         By: /s/ John Ferreira
                                   ------------------------------------------
                                   John Ferreira, Jr., Chief Financial Officer


Date: October 12, 2000         By: /s/ Anthony Colasanti
                                   ------------------------------------------
                                   Anthony Colasanti, Vice President,
                                   Secretary and Director