Form 10QSB/A
period 2000-06-30
LIGHTHOUSE FAST FERRY INC
filed 2000-10-17
CIK 1022360

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              FORM 10-QSB/A No. 1

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000
         OR
     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _________ to ___________.

COMMISSION FILE NUMBER:  0-29205
                         -------

                          LIGHTHOUSE FAST FERRY, INC.
           --------------------------------------------------------
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

                                (973) 618-9036
                               ----------------
                          (Issuer's telephone number)


                           LIGHTHOUSE LANDINGS, INC.
                         ----------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such Shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES   X      NO ____
     ----


The number of shares outstanding of the issuer's classes of common equity, as of July 31, 2000 is 6,519,295 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):
YES         NO  X
    _____      ----

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

Interim Consolidated Financial Statements
June 30, 2000
(Unaudited)



                                     INDEX

                                                            Page No.
                                                            -------


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


      Statements of Cash Flows
      For the Six Months Ended
      June 30, 2000 and 1999.................................. 6-7


      Notes to Consolidated Condensed
      Financial Statements.................................... 8-17

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                   A S S E T S                                June 30,      December 31,
                                   -----------                                  2000          1999
                                                                             -----------    -----------
Current assets:
  Cash                                                                       $   207,546    $    97,957
  Inventories                                                                     37,841         40,948
  Net assets of discontinued operations                                           65,612         32,582
  Prepaid expenses and other current assets                                       49,016        127,994
                                                                             -----------    -----------
          Total current assets                                                   360,015        299,481

Property and equipment - at cost,
  less accumulated depreciation                                               11,856,017     12,288,880

Goodwill net of accumulated amortization                                       1,072,463      1,112,935

Other assets                                                                     201,323         51,764
                                                                             -----------    -----------
                                                                             $13,489,818    $13,753,060
                                                                             ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (CAPTIAL DEFICIENCY)
               ---------------------------------------------------------

Current liabilities:
  Bridge financing payable                                                   $ 1,322,326    $         -
  Current maturities of long-term debt                                         1,706,566      1,879,764
  Notes payable - stockholders                                                   157,098        125,000
  Accounts payable and accrued expenses                                          974,536        948,606
       Deferred revenues                                                         168,838         68,765
 Due to officers/stockholders                                                    220,385        449,540
                                                                             -----------    -----------
          Total current liabilities                                            4,549,749      3,471,675


Long-term debt - net of current maturities                                     9,635,330     10,064,110
                                                                             -----------    -----------

          Total liabilities                                                   14,185,079     13,535,785
                                                                             -----------    -----------
Stockholders' equity, (Capital Deficiency):
  Common stock - $.01 par value
    Authorized - 10,000,000 shares
    Issued and outstanding - 6,245,295 shares
      June 30, 2000 and 4,905,795 in
      December 31, 1999                                                           62,453         49,058
  Additional paid-in capital                                                   6,269,318      5,312,588
  Accumulated deficit                                                         (7,027,032)    (5,144,371)
                                                                             -----------    -----------
     Total stockholders' equity (Capital Deficiency)                            (695,261)       217,275
                                                                             -----------    -----------

                                                                             $13,489,818    $13,753,060
                                                                             ===========    ===========


    See accompanying notes to consolidated condensed financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   For the three           For the six
                                                   months ended            months ended
                                                     June 30                 June 30
                                                   ------------            ------------

                                                 2000        1999        2000        1999
                                             ----------   ---------   ----------   ----------
Revenue                                     $   960,646  $  879,657  $ 1,642,971  $ 1,601,065
Costs of Services:
  Ferry operations                              697,795     372,596    1,318,408      725,851
  Depreciation                                  229,416     221,750      458,832      444,858
                                             ----------   ---------   ----------   ----------
Total Costs of Services                         927,211     584,346    1,778,240    1,170,709
                                             ----------   ---------   ----------   ----------

Other operating costs and expenses:

Selling, General & administrative               444,142     298,438      702,702      540,576
Marketing                                        17,249       4,671       41,926       10,892
Amortization of goodwill                         20,236      20,236       40,472       40,472
                                             ----------   ---------   ----------   ----------
Loss from operations                           (448,192)    (38,034)   (919,369)     (161,584)

Other expenses:
  Interest (net)                                394,882     410,549      728,008      730,257
  Provision for state income taxes                    -       1,223            -        1,687
                                             ----------   ---------   ----------   ----------
    Total other expenses                        394,882     411,772      728,008      731,944


Loss from continuing operations before
 minority share loss in subsidiary             (843,074)   (449,806)  (1,647,377)    (893,528)

Minority share in loss of subsidiary                  -           -            -       11,071
                                             ----------   ---------   ----------   ----------
Loss from continuing operations                (843,074)   (449,806)  (1,647,377)    (882,457)

Loss on discontinued operations                (235,284)   ( 24,756)    (235,284)     (47,723)
                                             ----------   ---------   ----------   ----------
Net loss                                     (1,078,358)   (474,562)  (1,882,661)    (930,180)
                                             ----------   ---------   ----------   ----------
Per share data:
  Basic and diluted:
    Loss from continuing operations              ($ .14)     ($ .14)      ($ .29)       ($.27)
    Loss from discontinuing operations           (  .04)     ($ .01)      ($ .04)       ($.01)
                                             ----------   ---------   ----------   ----------

    Net loss                                     ($ .18)     ($ .15)      ($ .33)       ($.28)
                                             ==========   =========   ==========   ==========
    Weighted average number of shares
     outstanding
     Basic and diluted                        6,125,745   3,282,795    5,742,092    3,271,679
                                             ==========   =========   ==========   ==========


    See accompanying notes to consolidated condensed financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES


 CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                    FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (Unaudited)



                                                   Additional    Accumulated
                                   Common Stock      Paid-In    Stockholders'
                                 Number    Amount    Capital      (Deficit)      Total
                                ---------  -------  ----------  ------------  -----------
Balance at January 1, 2000      4,905,795  $49,058  $5,312,588   ($5,144,371)  $  217,275

Increase of shares for cash       688,500    6,885     441,740             -      448,625

Shares issued for
 services rendered                298,500    2,985     178,890             -      181,875

Shares issued for
 satisfaction of liabilities      352,500    3,525     336,100             -      339,625

Net loss for the period                 -        -           -    (1,882,661)  (1,882,661)
                                ---------  -------  ----------  ------------  -----------
Balance at June 30, 2000        6,245,295  $62,453  $6,269,318   ($7,027,032)   ($695,261)
                                =========  =======  ==========  ============   ==========




    See accompanying notes to consolidated condensed financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                                              For the Six
                                                              Months Ended
                                                                June 30,
                                                          ---------------------
                                                             2000        1999
                                                          ----------   --------
Cash flows from operating activities:
  Net loss continuing operations                         ($1,647,377) ($883,457)
                                                          ----------   --------
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Minority interests                                          -       (11,071)
    Depreciation                                             462,059    451,456
    Amortization of goodwill                                  40,470     40,472
    Amortization of deferred finance cost                    103,013      2,000
    Imputed interest                                          48,926     86,724
    Stock issued for service rendered                         40,000    100,000
    Deferred revenue                                         100,073     43,233
    Increase (decrease) in cash flows as a result of
        changes in assets and liability accounts balances:
      Inventories                                              3,107     (4,280)
      Prepaid expenses and other current assets               78,979     22,772
      Accounts payable and accrued expenses                   25,930       (463)
      Related party obligations                               17,568     16,103
      Other assets                                              (697)      -
                                                          ----------   --------
  Total adjustments                                          919,428    746,946
                                                          ----------   --------

Net cash used in continuing operations                      (727,949)  (136,511)
Net cash used in discontinued operations                    (253,377)      -
                                                          ----------   --------
Net cash flow used in operating activities                  (981,326) ( 136,511)
                                                          ----------   --------

Cash flows used in investing activities:
  Acquisition of operating activies                          (29,196)   (19,254)
                                                          ----------   --------

Cash flows from financing activities:
  Proceeds from loans                                      1,200,000       -
  Repayment of long-term debt                               (650,904)   109,843
  Proceeds from issuance of common stock                     448,625      5,000
                                                          ----------   --------
Net cash provided by financing activities
  of continuing operations                                   997,721    114,843
                                                          ----------   --------

Net decrease in cash                                         (12,801)   (40,922)

Cash at beginning of year                                     97,957     62,606
                                                          ----------   --------

Cash at end of year                                       $   85,156   $ 21,684
                                                          ==========   ========

See accompanying notes to consolidated condensed financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                              For the Six Months Ended
                                                      June 30,
                                              -------------------------

                                                   2000       1999
                                                   ----       ----

Supplemental Disclosures of Cash Flow
 Information:
  Cash paid during the year:

    Interest                                     $842,708  $     -

    Income taxes                                 $      -  $     -

Supplemental Schedules of Noncash
 Activities:

  Common stock issued as additional interest     $129,375  $     -

  Common stock issued in payment of
   Consulting and legal fees                     $ 52,500  $     -

  Common stock issued as payment of liabilities:
    Related parties                              $214,625
    Others                                       $125,000

  Note issued as payment of consultant's
   fee                                           $110,000  $     -


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

         (h)        Revenue Recognition:

               Revenue is recognized when earned. The Company's ferry business sells the majority of commuter tickets in advance of use. The tickets which are dated expire (90) ninety days after issuance and are nonrefundable and non-extendable. Accordingly, the Company determines the unused portion of tickets sales and defers that value to future periods. Deferred income aggregated $168,838 and $68,765 at June 30, 2000 and December 31, 1999, respectively.

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

  The net assets of discontinued operations, which have been segregated in the accompanying balance sheets are summarized as follows:

                                                              June 30,
                                                                2000
                                                              --------
Assets:
  Inventory                                                   $  2,001
  Property assets, net (See Note 4)                            931,180
                                                              --------
                                                               933,181
                                                              --------
Liabilities:
  Accounts payable                                              32,434
  Secured mortgage payables                                    337,547
  Accrued real estate taxes and interest                       497,588
                                                              --------
                                                               867,569
                                                              --------

Net assets of discontinued operations                          $65,612
                                                              ========

     (a) The mortgage notes payable are summarized as follows:

20% demand mortgage on real property
  subject to the tax lien referred to below                   $ 25,000

Second mortgage on real property payable in monthly
  installments (applied firstly to interest) of
  $15,000 from January 10, 2000 through
  May 10, 2000, and three equal monthly
  payments equal to one-third of the balance
  outstanding on June 10, 2000, commencing
  June 10, 2000. The loan carries interest at
  18% plus as added inducement to enter into the
  loan, the lender received 50,000 shares of
  common stock valued at $100,000.                             104,547

6% second demand mortgage on real property                     208,000
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

NOTE 4 - PROPERTY AND EQUIPMENT.

               Property and equipment is summarized as follows:

                                                               June 30,
                                                             -----------
                                                                 2000
                                                             -----------
Continuing operations:
  Ferries                                                    $13,300,000
  Computers and office equipment                                  61,210
  Furniture and fixtures                                         113,117
                                                             -----------
                                                              13,474,327
  Less:  Accumulated depreciation                              1,618,310
                                                             -----------
                                                             $11,856,017
                                                             ===========

Discontinued operations:
  Land and buildings                                         $   931,180
                                                             ===========


NOTE 5 - LONG-TERM DEBT.                                       June 30,
                                                             -----------
                                                                 2000
                                                             -----------
Mortgage note payable, secured by the
  vessel "Finest" due in monthly install-
  ments of $61,875 through March 10, 1999,
  and $56,719 through September 10, 2005,
  including interest at 9.25% per annum, with a
  final payment of $3,626,691 due October 10,
  2005.                                              (a)     $ 5,083,845

Mortgage note payable, secured by the vessel
  "Bravest" due in monthly installments of
  $59,063 through March 10, 1999 and
  $56,719 through September 10, 2005, including
  interest at 9.25% per annum, with a final payment
  of $3,572,971 due October 10, 2005.                (a)       5,050,561

Note payable, secured by the vessel "Finest"
  and "Bravest", payable in fifteen monthly
  installments of $15,000 commencing in
  February 1999, payment of $343,333 on
  March 31, 2000 and a final payment of
  $934,319 due on December 10, 2000
  including imputed interest of 9.25%.               (a)         899,929

10% interest bearing obligation payable in two
  installments of $100,000 each on March 15,
  2000 and July 15, 2000 and as final payment of
  $200,000 January 15, 2001.                                     307,562

                                                             -----------
                                                              11,341,896
Portion due within one year                                    1,706,566
                                                             -----------
Long-term debt - less current maturities                     $ 9,635,330
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

     The loan balance for the nine convertible promissory notes including interest accrued as of June 30, 2000 is $140,631


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


MARCH 2000 - On March 11, 2000, the Company received proceeds of two bridge loans aggregating $1,000,000 from two private investment funds, both of which are controlled by an individual stockholder of the Company. The loans, which bear interest at 10% per annum payable quarterly, are payable nine months from issuance. To obtain the loans, the Company issued to each loan holder 125,000 shares of unregistered common stock with on-demand registration and unlimited piggyback rights. The fair value of the shares at issuance aggregating $125,000 will be charged to operations as additional interest over the life of the loans.

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

NOTE 8 -  STOCK OPTIONS AND WARRANTS.

  A summary of activity related to non-qualifying stock options and warrants granted by the Company is as follows:


                                                         Exercise
                                                           Price
                                                            Per
                                Options     Warrants       Share
                               ----------  ----------  --------------
Outstanding at January 1,
 1999                             10,000      200,000  $ .96 to $2.60

Cancelled                        (10,000)              $2.53
Granted during 1999              420,000    1,330,000  $1.00 to $1.75
                                 -------   ----------  --------------

Outstanding at December
 31, 1999                        420,000    1,530,000  $1.00 to $2.60



Granted during 2000              250,000      689,500  $ .50 to $2.00
                                --------    ---------

Outstanding at June 30,
 2000                            670,000    2,219,500  $ .50 to $2.60
                                ========    =========


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


                                               For the Years Ended
                                                    June 30,
                                            ------------------------
                                                2000        1999
                                            -----------  -----------

Net loss as reported                        ($1,882,661)  ($930,180)
Additional compensation                         135,882       6,300
                                            -----------   ---------
Adjusted net loss                           ($2,008,543)  ($936,480)
                                            ===========   =========
Loss per share as reported                        ($.33)      ($.29)
                                            ===========   =========
Adjusted loss per share                           ($.35)      ($.29)
                                            ===========   =========

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

     CHARTER SALES - Charter sales decreased by 88.40% to $28,054 for the three months ended June 30, 2000 compared to $241,975 for the three months ended June 30,1999. For the six months ended June 30, 2000, charter sales decreased by 93.38% to $28,054 compared to $423,702 for the comparable period in 1999. The decrease is the result of terminating the charter business of the M/V Finest and utilizing this vessel for commuter transportation.

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

     INSURANCE - Insurance related costs increased by 203.15% to $60,114 for the three months ended June 30, 2000 compared to $19,830 for the three months ended June 30,1999. For the six months ended June 30, 2000, insurance related costs increased by 129.22% to $96,297 compared to $42,011 for the comparable period in 1999.

     The increase in insurance related costs, is primarily the result of the operation of the Motor Vessel M/V Finest, as well as a general price increase in the insurance premiums.

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

     The three-month increase is related to salary increases associated with the addition of the VP Secretary and the new chief financial officer. The overall six-month increase was the result of changes in the employment agreements with certain current and former officers.

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


Liquidity and Capital Resources.
--------------------------------

     Since inception, the Company has funded its operations primarily through cash generated from private placements of debt and equity securities and institutional financing. In October 1998, the Company acquired 80% of the stock of NYFF and commenced operating fast ferry service from Highlands, New Jersey. As part of the transaction, the Company guaranteed payment and satisfaction of NYFF's outstanding liabilities, which included mortgages on its two ferry vessels and a line of credit. In July 2000, the Company entered into an agreement with the holders of the remaining 20% of issued and outstanding shares of NY Fast Ferry to purchase those shares by the now-extended deadline of October 31, 2000. The NYFF operation generates sufficient cash-flow to cover its direct operating costs. However, the NYFF operation does not yet generate enough cash to make principal and interest payments for both boat mortgages, carry its other debt, to fund the capital improvements and capital expenditures necessary for the Company to expand its operations and to implement its strategic business objectives.

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

     In the first quarter of 2000, the Company successfully raised net proceeds of approximately $390,000 in equity funding through private placements with accredited investors of 634,500 shares with warrants for the purchase of an additional 634,500 shares of common stock exercisable at $1.00 to $1.25 per share for one year from date of issuance.

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

     The loan balance for the nine convertible promissory notes including interest accrued as of June 30, 2000 is $140,631

     On June 14, 2000, New York Fast Ferry Services Inc., received proceeds of two bridge loans aggregating $60,000. New York Fast Ferry Services Inc. has since paid off the balance on the loans. The loans were paid with funds from ferry operations.

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

     The Company has been successful to date in its efforts to raise funds and believes that proceeds from interim financing from convertible promissory notes sold during the second and third quarters, together with available funds and cash flows expected to be generated by operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. As of September 29, 2000, $1,365,000 was raised from the sale of convertible promissory notes. Furthermore, the Company has negotiated more favorable terms with certain creditors, and is negotiating more favorable payment terms with other creditors, that require significant principal payments in the next twelve months. In the event the Company's plans change, its assumptions change or prove to be inaccurate or if the proceeds of the interim financing or cash flows prove to be insufficient to fund operations, the Company may find it necessary or desirable to reallocate funds within the above described business strategies, seek additional financing or curtail its activities. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all, or that the Company will be able to negotiate more favorable payment terms with its existing creditors. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to meet its current obligations, take advantage of unanticipated opportunities, develop new services or otherwise respond to unanticipated competitive pressures. Such inability could have a material adverse effect on the Company's business, financial condition and results of operations.


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

     On July 28, 2000, the Company filed a Notice of Removal, and the case has been removed from the Supreme Court of the State of New York to the United States District Court for the Southern District of New York, based on the diversity jurisdiction of the Federal Court.

     On August 3, 2000, the Company received a notice from a subsidiary of The Connecticut Light & Power Co. (the "Landlord"), terminating its lease for the property that is the proposed site for the Company's Stamford, Connecticut ferry terminal. The Landlord based the termination of the lease on the failure of the Company to get certain necessary permits for its use of the site. The Company disputes the Landlord's right to terminate the lease.

     On August 8, 2000, the Company filed a complaint against the Landlord in Connecticut Superior Court against alleging breach of lease, promissory estoppel, breach of the duty of good faith and fair dealing, intentional misrepresentation, negligent misrepresentation, and violation of the Connecticut Unfair Trade Practices Act by the Landlord. The Company claims that the Landlord had agreed that the permits issue would not be used to attempt to terminate the lease. The Company is seeking specific performance of the lease, compensatory and punitive damages, attorneys fees, and other relief.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

     In May 2000, the Company sold 29,000 shares of common stock, at $1.00 and $1.25 per share, to the following accredited investors. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.


                        May               Number of Shares
                        ---               ----------------

           .    Christopher Karounos             7,000
           .    Jason Karounos                   7,000
           .    Peter Karounos                   7,000
           .    Dana Schwartz                    8,000
                                                 -----
                                                29,000
                                               =======


     During June of 2000, the Company issued 3,500 shares, having a fair market value on the date of issuance of $4,375, to the following purchasers as part of the Company's convertible promissory note offering.


                                     Principal Amount
          June                            of Note         Number of Shares
          ----                            -------         ----------------

       .  Robert Powless                  $20,000                  500
       .  Arthur Klowden                  $ 5,000                  125
       .  Herman and Danny Vaden          $20,000                  500
       .  Steve Carcaterra                $20,000                  500
       .  Edward Holst                    $ 5,000                  125
       .  Lowell Kupfer                   $10,000                  250
       .  Frederick Keifer                $20,000                  500
       .  Herbert and Lois Rake           $20,000                  500
       .  Loren and Judith Hanson         $20,000                  500
                                                                ------
                                                                 3,500
                                                                ======

     During June of 2000, the Company issued 20,000 shares of common stock, having a fair market value on the date of issuance of $40,000, to providers of professional services. The shares were issued as follows: 10,000 were issued to Colasanti & Scott, L.L.P. for outside legal services, and 10,000 were issued to Patricia Beene, CPA for financial services rendered.

     In June 2000, the Company sold 12,500 shares of common stock at $1.25 per share to Dana Schwartz, an accredited investor. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

     In June 2000, the Company sold 12,500 shares of common stock at $1.00 per share to Felice Barone, an accredited investor. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

     In June 2000, the Company issued 100,000 shares of common stock, in satisfaction of debt outstanding on the discontinued operation, to Nathan Plafsky, an accredited investor. The offering was conducted in reliance on
Section 4(2) of the Act and Rule 506.

ITEM 5.   OTHER INFORMATION
          -----------------

Subsequent Events
-----------------

JULY 2000 - The Company entered into a letter agreement, dated July 24, 2000, with Paul Derecktor, John Koenig, and Jack Davis (collectively, the 20% minority shareholders of NYFF). Under the agreement, the Company will purchase from the minority shareholders the remaining 20% of the issued and outstanding shares of stock of NYFF not already owned by the Company, for the sum of $287,000. The terms of the agreement are as follows: A 10% cash payment was due and was paid on July 25, 2000. The balance of $258,750 must be paid by the extended deadline of October 31, 2000 with 51,750 shares of the Company's restricted common stock and warrants to purchase 51,750 shares of common stock exercisable at $2.00 per share for three years.

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

JULY 2000 - The Company employed the services of a financial consultant to arrange for four bridge loans, one dated July 10, 2000 and three dated July 14, 2000. The consultant received as payment for this service (i) a 10% interest bearing note payable on January 14, 2001 in the amount of $88,000 (ii) 22,000 shares of the Company's restricted common stock, with a fair market value at date of issuance of $44,000, and (iii) the same default remedies as the bridge loan holders.

     On July 10, 2000, the Company received proceeds of one of those bridge loans, aggregating $500,000. The loan, which bears interest at 10% per annum payable quarterly, is payable three months from issuance. To obtain the loan, the Company issued to the loan holder 125,000 shares of restricted common stock of the Company with on-demand registration and unlimited piggyback rights. The fair value of the shares at issuance aggregating $250,000 will be charged to operations as additional interest over the life of the loans.

     On July 14, 2000, the Company received proceeds of three of those bridge loans, aggregating $300,000. Included with those bridge loans was a restructuring of an additional $200,000 demand mortgage on the discontinued 52 Shrewsbury Avenue Highlands New Jersey property. The loans, which bear interest at 10% per annum payable quarterly, are payable three months from issuance. To obtain the loans, the Company issued the three loan holders a total of 125,000 shares of the Company's restricted common stock with on-demand registration and unlimited piggyback rights. The fair value of the shares at issuance aggregating $250,000 will be charged to operations as additional interest over the life of the loans.

     The four bridge loans above may be repaid anytime within three months of issuance; however, the loans must be repaid out of the proceeds of a financing greater than $3,000,000. Initially, the loans are convertible into the Company's common stock at $1.50 per share. In the event the loans are not redeemed in full within three months from issuance, the loans are in default, and become convertible at $1.00 per share for the first 90 days of the default period, and the conversion price is further reduced to $0.50 thereafter. In addition, in the event of default, the Company must issue to each loan holder 50,000 warrants exercisable at $.25 per share for each 30 day period until repaid.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibit 3.1 - Certificate of Incorporation, as amended. (1)

     Exhibit 3.2 - Bylaws. (1)

     Exhibit 10.5.1 - Employment Agreement with John Ferreira. (1)

     Exhibit 27.1 - Financial Data Schedule.  Filed herewith.

---------
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended.


(b) Reports on Form 8-K: During the quarter ended June 30, 2000 the Company filed no reports on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB/A No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.



                                              LIGHTHOUSE LANDINGS, INC.


Date: October 12, 2000                  By: /s/Anthony Cappaze
                                            -----------------------------
                                            Anthony Cappaze, President,
                                            Chief Executive Officer
                                            Director



Date: October 12, 2000                  By: /s/John Ferreira, Jr.
                                            -----------------------------
                                            John Ferreira, Jr., Chief
                                            Financial Officer



Date: October 12, 2000                  By: /s/ Anthony Colasanti
                                            -----------------------------
                                            Anthony Colasanti, Vice President,
                                            Secretary and Director