Form 10QSB
period 2000-09-30
LIGHTHOUSE FAST FERRY INC
filed 2000-11-14
CIK 1022360

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2000
          OR
     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to ___________.

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
YES   X       NO
     ----        ----

The number of shares outstanding of the issuer's classes of common equity, as of October 31, 2000 is 6,682,712 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):
YES           NO  X
     ----        ----

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
(Formerly Lighthouse Landings, Inc.)

Interim Consolidated Condensed Financial Statements
September 30, 2000
(Unaudited)



                                     INDEX
                                     =====

                                                                        Page No.
                                                                        --------


        Consolidated Condensed Balance Sheets
        At September 30, 2000 and December 31, 1999....................      3

        Consolidated Condensed Statements of Operations
        For the Three and Nine Months Ended
        September 30, 2000 and 1999....................................      4

        Consolidated Condensed Statement of Changes in Stockholders'
        Equity (Capital Deficiency) for the Nine months Ended
        September 30, 2000.............................................      5

        Consolidated Condensed Statements of Cash Flows
        For the Nine Months Ended
        September 30, 2000 and 1999....................................    6-7

        Notes to Consolidated Condensed
        Financial Statements...........................................   8-18

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
                     (Formerly Lighthouse Landings, Inc.)
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                     A S S E T S                                   September 30,  December 31,
                     -----------                                        2000          1999
                                                                    -----------   -----------
Current Assets:
 Cash                                                               $    73,515   $    97,957
 Inventories                                                             39,543        40,948
 Net assets of discontinued operations                                  400,722        32,582
 Prepaid expenses and other current assets                               33,179       127,994
                                                                    -----------   -----------
     Total current assets                                               546,959       299,481

Property and equipment - at cost,
 less accumulated depreciation                                       11,604,153    12,288,880

Goodwill net of accumulated amortization                              1,052,227     1,112,935

Other assets                                                            703,536        51,764
                                                                    -----------   -----------
                                                                    $13,906,875   $13,753,060
                                                                    ===========   ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
       ---------------------------------------------------------
Current Liabilities:
 Convertible promissory notes and
      accrued interest                                              $ 2,598,888   $         -
 Current maturities of long-term debt                                 1,633,643     1,879,764
 Notes payable - stockholders                                           100,743       125,000
 Accounts payable and accrued expenses                                  803,132       948,606
 Deferred revenues                                                      112,153        68,765
 Due to officers/stockholders                                           198,871       449,540
                                                                    -----------   -----------
     Total current liabilities                                        5,447,430     3,471,675

Long-term debt - net of current maturities                            9,516,854    10,064,110
                                                                    -----------   -----------
     Total liabilities                                               14,964,284    13,535,785
                                                                    -----------   -----------
Stockholders' Equity,(Capital Deficiency):
 Preferred Stock - $.01 par value
  Authorized and unissued - 10,000,000 shares                                 -             -
 Common stock - $.01 par value
  Authorized - 40,000,000 shares
  Issued and outstanding - 6,548,962 shares
    September 30, 2000 and 4,905,795 in
    December 31, 1999                                                    65,490        49,058
 Additional paid-in capital                                           6,859,346     5,312,588
 Accumulated deficit                                                 (7,982,245)   (5,144,371)
                                                                    -----------   -----------
   Total stockholders' equity (Capital Deficiency)                   (1,057,409)      217,275
                                                                    -----------   -----------
                                                                    $13,906,875   $13,753,060
                                                                    ===========   ===========




    See accompanying notes to consolidated condensed financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
                     (Formerly Lighthouse Landings, Inc.)
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)





                                                  For the three             For the nine
                                                   months ended             months ended
                                                   September 30             September 30
                                            ------------------------  --------------------------
                                                2000         1999         2000         1999
                                            ----------   -----------  ------------  ------------
Revenue                                     $1,316,469   $   949,636  $  2,959,440  $  2,550,701
                                            ----------   -----------  ------------  ------------
 Costs of Services:
 Ferry operations                              824,837       443,725     2,127,745     1,169,577
 Depreciation                                  215,511       223,099       689,843       667,957
                                            ----------   -----------  ------------  ------------
Total Costs of Services                      1,040,348       666,824     2,817,588     1,837,534
                                            ----------   -----------  ------------  ------------


Selling, General & administrative              438,482       380,604     1,141,184       921,180
Marketing                                       18,682         8,431        60,608        19,323
Amortization of goodwill                        20,236        20,236        60,708        60,708
                                            ----------   -----------  ------------  ------------
Loss from operations                          (201,279)     (126,459)   (1,120,648)     (288,044)
                                            ----------   -----------  ------------  ------------
Other expenses:
 Interest (net)                                753,934       340,001     1,481,942     1,070,258
 Provision for state income taxes                    -             -             -         1,687
                                            ----------   -----------  ------------  ------------
  Total other expenses                         753,934       340,001     1,481,942     1,071,945
                                            ----------   -----------  ------------  ------------

Loss from continuing operations before
 minority share loss in subsidiary            (955,213)     (466,460)   (2,602,590)   (1,359,989)

Minority share in loss of subsidiary                 -             -             -        11,071
                                            ----------   -----------  ------------  ------------
Loss from continuing operations               (955,213)     (466,460)   (2,602,590)   (1,348,918)

Loss on discontinued operations                      -      ( 67,065)     (235,284)     (114,788)
                                            ----------   -----------  ------------  ------------
Net loss                                      (955,213)     (533,525)   (2,837,874)   (1,463,706)
                                            ----------   -----------  ------------  ------------
Per share data:
 Basic and diluted:
  Loss from continuing operations           $    (0.15)  $     (0.12) $      (0.43) $      (0.41)
  Loss from discontinued operations                  -   $     (0.02) $      (0.04) $      (0.03)
                                            ----------   -----------  ------------  ------------

  Net loss                                  $    (0.15)  $     (0.14) $      (0.47) $      (0.44)
                                            ==========   ===========  ============  ============
  Weighted average number of shares
   outstanding
   Basic and diluted                         6,493,008     3,388,076     6,016,263     3,311,598
                                            ==========   ===========  ============  ============


    See accompanying notes to consolidated condensed financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
                     (Formerly Lighthouse Landings, Inc.)

CONSOLIDATED CONDENSED STATEMENT OFSTOCKHOLDERS' EQUITY AND (CAPITAL DEFICIENCY)

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (Unaudited)





                                                                             Additional                Accumulated
                                                  Common Stock                 Paid-In                 Stockholders'
                                              Number       Amount              Capital                   (Deficit)           Total
                                           ------------  -----------  -------------------------  ----------------------   ---------
Balance at January 1, 2000                    4,905,795   $   49,058  $               5,312,588  $           (5,144,371)  $ 217,275

Increase of shares for cash                     712,667        7,127                    475,473                       -     482,600

Shares and warrants issued
 for interest and
 services rendered                              578,000        5,780                    735,185                       -     740,965

Shares issued for
 satisfaction of liabilities                    352,500        3,525                    336,100                       -     339,625

Net loss for the period                               -            -                          -              (2,837,874) (2,837,874)
                                           ------------  -----------  -------------------------  ----------------------  ----------
Balance at September 30, 2000                 6,548,962  $    65,490  $               6,859,346  $           (7,982,245) (1,057,409)
                                           ------------  -----------  -------------------------  ----------------------  ----------




    See accompanying notes to consolidated condensed financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
                     (Formerly Lighthouse Landings, Inc.)
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                                                        For the Nine
                                                                                                        Months Ended
                                                                                                        September 30,
                                                                                               --------------------------------
                                                                                                   2000                1999
                                                                                               -----------         ------------
Cash flows from operating activities:
  Net loss continuing operations                                                               $(2,602,590)        $(1,348,918)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Minority interests                                                                                   -              (11,071)
    Depreciation                                                                                   693,547              675,156
    Amortization of goodwill                                                                        60,708               60,708
    Amortization of deferred finance cost                                                          506,064                3,000
    Accrued interest                                                                               128,035                    -
    Imputed interest                                                                                     -              124,402
    Stock issued for service rendered and interest                                                  50,000              100,000
    Deferred revenue                                                                                43,388                8,970
    Increase (decrease) in cash flows as a result of
        changes in assets and liability accounts balances:
      Inventories                                                                                    1,405               (4,551)
      Prepaid expenses and other current assets                                                     94,815                5,707
      Other assets                                                                                  28,629               (1,318)
      Accounts payable and accrued expenses                                                       (145,475)             765,928
      Accrued officers compensation                                                                (36,044)              31,063
                                                                                               -----------         ------------
  Total adjustments                                                                              1,425,072            1,757,994
                                                                                               -----------         ------------
Net cash provided by (used in) operating activities
  of continuing operations                                                                      (1,177,518)             409,076

Net cash used in discontinued operations                                                          (288,424)                   -
                                                                                               -----------         ------------
Net cash flow provided by (used in) operating activities                                        (1,465,942)             409,076
                                                                                               -----------         ------------
Cash flows used in investing activities:
  Acquisition of operating activities                                                               (8,820)             (40,264)
  Construction in process                                                                         (287,500)                   -
                                                                                               -----------         ------------
Net cash used in investing activities                                                             (296,320)             (40,264)
                                                                                               -----------         ------------
Cash flows from financing activities:
  Payments to stockholders                                                                         (43,756)             (50,000)
  Proceeds from loans                                                                            2,165,000              400,000
  Repayment of long-term debt                                                                     (866,024)            (982,861)
  Proceeds from stock subscription                                                                       -              250,000
  Proceeds from issuance of common stock                                                           482,600              226,400
                                                                                               -----------         ------------
Net cash provided by financing activities
  of continuing operations                                                                       1,737,820             (156,461)

Net increase (decrease) in cash                                                                    (24,442)             212,351

Cash at beginning of year                                                                           97,957               62,606
                                                                                               -----------         ------------
Cash at end of year                                                                            $    73,515         $    274,957
                                                                                               ===========         ============


See accompanying notes to consolidated condensed financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
                     (Formerly Lighthouse Landings, Inc.)
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)





                                             For the Nine Months Ended
                                                    September 30,
                                                ---------------------
                                                   2000       1999
                                                ---------   ---------

Supplemental Disclosures of Cash Flow
 Information:
  Cash paid during the year:

 Interest                                        $880,093   $1,065,661
                                                 ========   ==========

 Income taxes                                    $      -   $        -
                                                 ========   ==========


Supplemental Schedules of Noncash
 Activities:

  Common stock issued as additional interest     $644,465   $        -
                                                 ========   ==========


  Common stock issued in payment of
   Consulting and legal fees                     $ 96,500   $        -
                                                 ========   ==========


  Common stock issued as payment of liabilities:
   Related parties                               $214,625   $        -
                                                 ========   ==========

   Others                                        $125,000   $        -
                                                 ========   ==========

Note issued as payment of consultants'
  fee                                            $198,000   $        -
                                                 ========   ==========


    See accompanying notes to consolidated condensed financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
             (Formerly Lighthouse Landing, Inc. and Subsidiaries)
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              September 30, 2000



NOTE 1 - REALIZATION OF ASSETS - GOING CONCERN.

              The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Lighthouse Fast Ferry, Inc. (the "Company") has sustained substantial losses for the year ended December 31, 1999 and the nine months ended September 30, 2000. In addition, the accompanying consolidated balance sheet as at September 30, 2000 reflects negative working capital of $4,900,471 and net tangible capital deficiency of $2,514,632.

              Future viability of the Company is dependent upon the Company obtaining additional funding. During 1999, the Company arranged private placements of its common stock for net cash proceeds of $1,530,000 and obtained short term loans in the amount of $700,000 for both its continuing and discontinued segments. The proceeds were used to provide funds for the payment of certain obligations and ongoing operations. Commencing in January 2000 through September 30, 2000, the company received $506,767 through the sale of its securities and $2,365,000 from convertible promissory notes.

              The Company was incorporated in New Jersey in 1993. The Company currently operates a commuter ferry service from Highlands, NJ to and from Manhattan, and is pursuing the establishment of other routes in the Greater New York City area. In November 1999, the Company completed negotiations and executed a lease for a property in Stamford, CT as a base for fast ferry service to and from Manhattan and LaGuardia Airport. The site requires improvements and governmental approvals. On August 8, 2000, the Company received a notice from its landlord terminating the Stamford lease. The Company disputes the lease termination and has filed a complaint with the Court seeking to enforce the lease. The Company is proceeding with preparations for establishing ferry service, and expects to be able to commence service in the summer of 2001. Initially, it is expected that service on these new routes will be provided by a vessel on a short-term charter. The Company is proceeding with plans for construction and financing of at least three vessels specifically to meet the needs of the new service.

              During 1998 and 1999, the Company assessed its strategic direction and concluded that focusing on the commuter ferry business would provide the greatest return on assets and discontinued the marina restaurant property and the retail cigar operations in 1999. Accordingly, the Company is pursuing the divestiture of the discontinued segments' assets. The carrying value of the related net assets have been reclassified as "Net assets of discontinued operations" in the accompanying consolidated balance sheet.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.


         (a)  Description of Business:

              The Company was incorporated in New Jersey in 1993 and is in the commuter ferry business. The Company currently operates a commuter ferry service from Highlands, New Jersey to and from Manhattan and is pursuing the establishment of other routes in the greater New York City metropolitan area.

         (b)  Basis of Presentation:

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
         Article 10 of Regulations S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the nine month period ended September 30, 2000 and 1999. The results of operations for the nine month period ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

              The December 31, 1999 balance sheet has been derived from the audited financial statements at the date included in the Company's annual report contained in Form 10-KSB. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report contained in Form 10-KSB.

         (c)  Principles of Consolidation:

              The consolidated condensed financial statements include the accounts of Lighthouse Fast Ferry, Inc. and its subsidiaries. Inclusion of the results of subsidiary companies' operations is on the "Purchase" method, from the dates of their respective acquisition. All significant intercompany balances and transactions have been eliminated in consolidation. Recognition of the interest of minority stockholders `is provided for in the accounts. As discussed more thoroughly in Note 3, the retail and marina segments are presented as discontinued operations.


         (d)  Change of Accounting Period:

              The Company has changed its April 30 fiscal year end to December 31st. Accordingly, the accompanying consolidated financial statements reflect balance sheets as of September 30, 2000 and December 31, 1999 and the results of operations cash flows and stockholders equity (Capital deficiency) for the nine month period ended September 30, 2000 and 1999 then ended.


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


         (g)  Goodwill:

              Goodwill arising from acquisitions initially represents the excess of the purchase cost over the fair value of identifiable assets less identifiable liabilities. Goodwill is reviewed on an ongoing basis to determine that the value has not been impaired. In 1999 it was determined that the value of the goodwill arising from the purchase of The Cigar Box, Inc. was impaired and accordingly the remaining unamortized goodwill of $198,654 was written off to discontinued operations during 1999. The goodwill arising from the acquisition of New York Fast Ferry Holding Corp. and its wholly owned subsidiaries aggregating $1,214,174 is being amortized over 15 years. Amortization of goodwill charged to operations was $60,708 for the nine months ended September 30, 2000 and 1999.


         (h)  Revenue Recognition:

              Revenue is recognized when earned. The Company's ferry business sells the majority of commuter tickets in advance of use. The tickets which expire (90) ninety days after issuance and are nonrefundable and non-extendable. Accordingly, the Company determines the unused portion of tickets sales and defers that value to future periods. Deferred income aggregated $112,153 and $68,765 at September 30, 2000 and December 31, 1999, respectively.

              The other revenues generated by the Company, for example the sale of food through the ferries' concession stands, are recognized when the services have been rendered. To date, other revenues have not been significant.


         (i)  Income Taxes:

              The Company complies with Statement of Financial Accounting Standards No. ("SFAS 109"), "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets are computed for differences between financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts, based on the enacted tax laws and rates in the periods in which differences are expected to affect taxable income. The principal asset and liability differences are deferred revenues, valuation allowances for long-term assets, the estimated loss on the disposal of discontinued operations, and utilization of the Company's tax loss carry forwards. Management has fully reserved the net deferred tax assets as it is more likely than not that the deferred tax asset will not be utilized in the future.

         (j)  Impairment of Long-Lived Asset:

              The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairments of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Due to significant losses incurred during 1999, the Company evaluated its long-term assets of its continuing operations which as at December 31, 1999 and at September 30, 2000 were comprised of property and equipment (principally two (2) ferries) with an undepreciated cost of $11,500,000 and goodwill on the acquisition of the Fast Ferry Holding Corp. with a unamortized cost of $1,100,000. Based upon an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life, it was determined that there was no impairment in either the net book value of the ferries or the goodwill.


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

NOTE 3 - DISCONTINUED OPERATIONS.

    On October 28, 1999, the Company adopted a plan to sell its real estate and retail/wholesale segments. Accordingly both segments have been accounted for as discontinued operations in the accompanying consolidated financial statements. The net assets to be disposed of as of September 30, 2000 aggregating $400,722 consist principally of real estate and its related secured indebtednesses. The net assets are recorded as current assets in the accompanying consolidated balance sheet under the caption "Net assets of discontinued operations." Management expects the real estate to be sold in late 2000 or early 2001.

    In the second quarter of 2000 management became aware that its previous estimate of the time required to dispose of these segments was incorrect and accordingly the original estimate of the carrying charges of the real property - real estate taxes and interest- would have to be increased to reflect these charges through June 2001. The accompanying financial statements reflect a charge for $110,000 for these costs incurred through June 2000 plus an estimate of an additional $125,000 for interest and taxes through June 2001.

    During the nine months ended September 30, 2000, $403,000 of these segments' liabilities were paid and a second mortgage was converted into a 10% interest bearing promissory note convertible into the Company's common stock initially at $1.50 per share.

    The net assets of discontinued operations, which have been segregated in the accompanying balance sheet are summarized as follows:

                                                            September 30,
                                                                2000
                                                              --------
Assets:
  Inventory                                                   $  2,001
  Property assets, net (See Note 4)                            931,180
                                                              --------
                                                               933,181
                                                              --------
Liabilities:
  Accounts Payable                                              32,000
  Mortgage payable                                              40,679
  Accrued real estate taxes and interest (a)                   459,780
                                                             ---------
                                                               532,459
                                                             ---------

Net assets of discontinued operations                          400,722
                                                             =========


    (a) Real estate taxes liens have been recorded by local governmental authorities because of non-payment of said property taxes arising from a dispute over property tax valuations. The Company is currently attempting to resolve the dispute.

NOTE 4 - PROPERTY AND EQUIPMENT.

               Property and equipment is summarized as follows:

                                                              September 30,
                                                               -----------
                                                                  2000
                                                               -----------
Continuing operations:
  Ferries                                                      $13,300,000
  Computers and office equipment                                    55,612
  Furniture and fixtures                                           100,288
                                                               -----------
                                                                13,455,900
  Less:  Accumulated depreciation                                1,851,747
                                                               -----------
                                                               $11,604,153
                                                               ===========

Discontinued operations:
  Land and buildings                                           $   931,180
                                                               ===========



NOTE 5 - LONG-TERM DEBT.                                      September 30,
                                                               -----------
                                                                   2000
                                                               -----------
Mortgage note payable, secured by the
  vessel "Finest" due in monthly install-
  ments of $61,875 through March 10, 1999,
  and $56,719 through September 10, 2005,
  including interest at 9.25% per annum, with a
  final payment of $3,626,691 due October 10,
  2005.                                                (a)     $ 5,029,965

Mortgage note payable, secured by the vessel
  "Bravest" due in monthly installments of
  $59,063 through March 10, 1999 and
  $56,719 through September 10, 2005, including
  interest at 9.25% per annum, with a final payment
  of $3,572,971 due October 10, 2005.                  (a)       4,995,903

Note payable, secured by the vessel "Finest"
  and "Bravest", payable in fifteen monthly
  installments of $15,000 commencing in
  February 1999, payment of $343,333 on
  March 31, 2000 and a final payment of
  $934,319 due on December 10, 2000
  including imputed interest of 9.25%.                 (a)         920,410

10% interest bearing obligation payable in two
  installments of $100,000 each on March 15,
  2000 and July 15, 2000 and a final payment of
  $200,000 January 15, 2001.                                       204,219

                                                               -----------
                                                                11,150,497
Portion due within one year                                      1,633,643
                                                               -----------
Long-term debt - less current maturities                       $ 9,516,854
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

     The secured debt obligations mature as follows:


     2001                                               $ 1,633,643
     2002                                                   501,864
     2003                                                   550,306
     2004                                                   603,423
     2005                                                   661,668
   Thereafter                                             7,199,593
                                                        -----------
                                                        $11,150,497
                                                        ===========



NOTE 6 -  CONVERTIBLE PROMISSORY NOTES.

June - September 2000 - During the months of June through September 2000, the company received proceeds from nineteen convertible promissory notes, (three for $40,000, nine for $20,000, one for $15,000, four for $10,000 and two for
$5,000), totaling $365,000 dollars. Each convertible promissory note carries a simple interest rate of 10.5%. Interest only is payable quarterly, and the notes mature one-year from date of issuance. In addition, each convertible promissory note holder was issued shares of the company's common stock for each $5,000 dollars of indebtedness owed to the convertible promissory note holder at date of issuance. These shares of stock are restricted securities. The fair value of the common shares on the dates of issuance aggregated $15,465 that will be charged to operations as additional interest over the life of the notes.

    The lenders have the right, at their sole and exclusive option, to convert the outstanding indebtedness to common shares (the "Conversion Rights") of the company at any time prior to borrower making payment. Should such "Conversion Rights" be exercised, the Company shall issue such shares to the Lender at the rate of one share of common stock for each two ($2.00) dollars of the indebtedness then due and owing. The shares issued by the company through the exercise of the "Conversion Rights" will be restricted securities. The option and conversion as provided herein shall be exercised by each lender issuing written notice to the borrower. The outstanding balance for the eleven convertible promissory notes including interest accrued as of September 30, 2000 is $368,118.


JULY 2000 - The Company employed the services of a financial consultant to arrange for four convertible promissory loans, one dated July 10, and three dated July 14, 2000. The consultant received as payment for this service (i) a 10% interest bearing note payable on January 14, 2001 in the amount of $88,000
(ii) 22,000 shares of the Company's restricted common stock, with a fair market value at date of issuance of $44,000, and (iii) the same default remedies as the bridge loan holders and (iv) warrants to acquire 5,000 common shares at $2.00 per share. The balance of the promissory note and interest accrued as of September 30, 2000 is $89,882.

    On July 10, 2000, the Company received proceeds of one of these convertible notes aggregating $500,000. The loan, which bears interest at 10% per annum payable quarterly, is payable six months from issuance. To obtain the loan, the Company issued to the loan holder 125,000 shares of restricted common stock of the Company with on-demand registration and unlimited piggyback rights. The fair value of the shares at issuance aggregating $250,000 will be charged to operations as additional interest over the life of the notes. The outstanding balance of the promissory note and interest accrued as of September 30, 2000 is $511,250.

    On July 14, 2000, the Company received proceeds from three of these convertible notes aggregating $300,000. Additionally, the Company issued another $200,000 convertible promissory notes to a stockholder in exchange for a $200,000 second mortgage on real property of the Company's discontinued operations. The notes, which bear interest at 10% per annum payable quarterly, are payable six months from issuance. To obtain the notes, the Company issued a total of 125,000 shares of the Company's unregistered common stock with on-demand registration and unlimited piggyback rights. The fair value of the shares at issuance aggregating $250,000 will be charged to operations as additional interest over the life of the notes.

    The four convertible notes above may be repaid anytime within three months of issuance. However, the loans must be repaid out of the proceeds of a financing greater than $3,000,000. Initially, the notes are convertible into the Company's common stock at $1.50 per share. In the event the notes are not redeemed in full within six months from issuance, the notes are in default, and become convertible at $1.00 per share for the first 90 days of the default period, and the conversion price is further reduced to $0.50 thereafter. In addition, in the event of default, the Company must issue to each loan holder 50,000 warrants exercisable at $.25 per share for each 30 days period until repaid. The outstanding balance of the four notes including interest accrued as of September 30, 2000 is $510,694.

JUNE 2000 - On June 14, 2000, New York Fast Ferry Services Inc., received proceeds of two bridge loans aggregating $60,000. The loans bear interest at 14% per annum. Loans aggregating $45,000 plus accrued interest are payable on July 14, 2000, which were made, and the balance of the loans with accrued interest on or before September 14, 2000 which was also paid.

MARCH 2000 - On March 11, 2000, the Company received proceeds of two convertible promissory notes aggregating $1,000,000. The notes, which bear interest at 10% per annum payable quarterly, are payable nine months from issuance. To obtain the notes, the Company issued to each note holder 125,000 shares of restricted common stock with on-demand registration and unlimited piggyback rights. The fair value of the shares at issuance aggregating $125,000 will be charged to operations as additional interest over the life of the loans.

    The notes may be repaid anytime within nine months of issuance; however, the notes must be repaid from the proceeds of a financing greater than $2,000,000. Initially the notes are convertible into common stock at $1.50 per share. In the event the notes are not redeemed in full within nine months from issuance, the notes are in default, and become convertible at $1.00 per share for the first 90 days of the default period and are further reduced to $.50 thereafter. In addition, in the event of default, the Company must issue to each of the note holders 50,000 warrants exercisable at $.25 per share for each 30 days period until repaid. The outstanding balance for the two convertible notes including accrued interest as of September 30, 2000 is $1,008,333.

MARCH 2000 - The Company employed the services of a financial consultant to arrange for the two March, 2000 convertible notes. The consultant received as payment for this service (i) a 10% interest bearing note payable on December 10, 2000 in the amount of $110,000, (ii) 25,000 shares of the company's common stock whose fair market value at date of issuance was $12,500, and (iii) the same default remedies as the bridge note holders. The outstanding balance including accrued interest as of September 30, 2000 is $110,611. The consultant also has agreed to perform consulting services for the Company and will receive payment for his services in the form of warrants to acquire 50,000 common shares at $2.00 per share for each three month period his services are required. The consultant was issued warrants to acquire 50,000 common shares at $2.00 per share in the second and third quarters. The fair value of the warrants aggregating $10,000 was charged to operations.


NOTE 7 -  CAPITAL STOCK.

          (a)  Common stock sold for consideration other than cash:

    During the third quarter of 2000, the Company issued 257,500 shares having a fair market value on the date of issuance of $261,250. The shares were issued as additional interest, and this amount is being charged to operations over the life of the convertible promissory notes issued in through out the third quarter of 2000.

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

    During the second quarter of 2000, the Company issued 3,375 shares having a fair market value on the date of issuance of $4,219. The shares were issued as additional interest, and this amount is being charged to operations over the life of the convertible promissory notes issued in June 2000.

    During the first quarter of 2000, the Company issued 252,500 shares having a fair market value on the date of issuance of $214,625 to two officer/directors and another director for satisfaction for accrued compensation in the amount of $214,625.

    During the first quarter of 2000, a financial consultant was issued 25,000 shares having a fair market value on the date of issuance was $12,500 for service rendered in arranging a financing. This amount is being charged to operations over the life of the loan.

    During the first quarter of 2000, the Company issued 250,000 of its common shares having a fair market value on the date of issuance of $125,000 as additional interest.

    During the third quarter of 2000, the Company issued 22,000 of its common shares having a fair market value on the date of issuance of $44,000 to consultants for services rendered.


         (b)  Common Stock And Warrants Issued for Cash:


    During 2000, the Company sold 712,667 shares of its common stock and warrants to acquire an additional 967,977 common shares at prices ranging from $1.00 to $1.25 per share for an aggregate of $482,600.


NOTE 8 -  STOCK OPTIONS AND WARRANTS.

    A summary of activity related to non-qualifying stock options and warrants granted by the Company is as follows:


                                                                               Exercise
                                                                                Price
                                                                                 Per
                                                      Options    Warrants       Share
                                                      --------  ----------  --------------
Outstanding at January 1,
 1999                                                   10,000      200,000  $.96 to $2.60

Cancelled                                              (10,000)  $     2.53
Granted during 1999                                    420,000    1,330,000  $1.00 to $1.75
                                                      --------   ----------
Outstanding at December
 31, 1999                                              420,000    1,530,000  $1.00 to $2.60

Granted during 2000                                    300,000      822,917  $.50 to $2.00
                                                       -------   ----------
Outstanding at September 30,
 2000                                                  670,000   12,352,917
                                                       =======   ==========


         (a)  Stock Options:

    The Company has entered into new employment agreements with its Chief Executive Officer and its V.P., Secretary in 2000. These officers received as a condition of their contract options to purchase 100,000 and 200,000, respectively, shares of common stock at $1.00 per share, the fair market value at the date of grant, through January 2007. Half of these options are exercisable in January 2002 and the officers are first able to exercise the other 50% in January 2003.

    Assuming the fair market value of the stock at the date of grant to be equal to option exercise price, the life of the options to be from 1.3 years to 7 years the expected volatility at 400%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $1,205,608 and $38,616 for the nine months ended September 30, 2000 and 1999, respectively, as calculated by the Black-Scholes option pricing model. As such, proforma net loss and loss per share would be as follows:

                                For the Nine Months Ended
                                      September 30,
                                -------------------------
                                    2000         1999
                                -----------   -----------
Net loss as reported            $(2,837,874)  $(1,463,706)
Additional compensation            (205,506)      (38,616)
                                -----------   -----------
Adjusted net loss               $(3,043,380)  $(1,502,322)
                                ===========   ===========
Loss per share as reported      $     (0.47)  $     (0.44)
                                ===========   ===========
Adjusted loss per share         $     (0.51)  $     (0.45)
                                ===========   ===========


         (b)  Warrants Granted in 2000:

    As an inducement to purchase shares of the Company's common stock, warrants to purchase 717,917 shares were granted to individuals who purchased stock in 2000. The warrants are exercisable at various times through March 15, 2002 at prices ranging from $.50 to $2.00.

    A financial consultant was issued warrants to acquire 100,000 common shares at $2.00 per share as part of a consulting agreement. Another consultant was granted a warrant to acquire 5,000 common shares at $2.00 per share which was the fair value of the common stock on the date of issuance.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

OVERVIEW - Lighthouse Fast Ferry Inc. (the "Company"), is a New Jersey
--------
corporation formed on May 12, 1993 under the name Drydock Cafe, Inc. On September 21, 1994, the Company changed its name to Lighthouse Landings, Inc. On September 19, 2000, the Company changed its name to Lighthouse Fast Ferry, Inc. The Company, through its subsidiary New York Fast Ferry Holding Corp. ("NYFF"), is an operator of high speed, commuter passenger ferry boats in the New York City metropolitan region.

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes to those statements, which are prepared in accordance with generally accepted accounting principles ("GAAP") in the United States for interim financial information, along with other information included in this Form 10-QSB.

Comparison of three and nine month periods ended September 30, 2000 compared with three and nine month periods ended September 30, 1999 are as follows.

REVENUES - NYFF's operations consolidated revenues increased by 38.63% to
--------
$1,316,469 for the three months ended September 30, 2000 compared to $949,636 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, consolidated revenues increased by 16% to $2,959,440 compared to $2,550,701 for the comparable period in 1999. The overall increase net of decreases are explained as follows:

    PASSENGERS TICKET SALES - Passenger ticket sales increased by 62.53% to $965,728 for the three months ended September 30, 2000 compared to $594,178 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, earned passenger ticket sales increased by 47.49% to $2,479,509 compared to $1,681,157 for the comparable period in 1999.

    The increase is the result of adding additional scheduled runs with the M/V Finest. The M/V Finest was originally chartered to the Massachusetts Steamship Authority. This charter terminated in October 1999.

    GALLEY SALES - Galley sales increased by 19.25% to $62,198 for the three months ended September 30, 2000 compared to $52,158 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, galley sales increased by 14.59% to $163,334 compared to $142,542 for the comparable period in 1999.

    The increase is primarily the result of adding the M/V Finest as a commuter passenger ferry.

    CHARTER SALES - Charter sales decreased by 4.87% to $288,543 for the three months ended September 30, 2000 compared to $303,300 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, charter sales decreased by 56.45% to $316,597 compared to $727,002 for the comparable period in 1999. The decrease is the result of terminating the charter business of the M/V Finest and utilizing this vessel for commuter transportation.

COST OF SERVICES - NYFF's cost of services increased by 85.88% to $824,837 for
----------------
the three months ended September 30, 2000 compared to $443,725 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, cost of services increased by 81.92% to $2,127,745 compared to $1,169,577 for the comparable period in 1999. The overall changes are detailed follows:

    SALARY and RELATED BENEFITS - Salary and related benefits increased by 70.40% to $198,430 for the three months ended September 30, 2000 compared to $116,452 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, salary and related benefits increased by 50.24% to $503,836 compared to $335,365 for the comparable period in 1999.

    The increase is the result of adding a crew for additional scheduled runs with the Motor Vessel (M/V) Finest. The M/V Finest was originally chartered to the Massachusetts Steamship Authority. This charter terminated in October 1999.

    FUEL and OIL RELATED COSTS - Fuel and oil related costs increased by 137.86% to $196,135 for the three months ended September 30, 2000 compared to $82,458 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, fuel and oil related costs increased by 131.87% to $488,506 compared to $210,679 for the comparable period in 1999.

    The increase is attributable to an increase in the cost of fuel, an increase in the scheduled runs and the operation of the M/V Finest.

    BOAT MAINTENANCE and RELATED SUPPLIES - Boat maintenance and related costs increased by 34.93% to $112,292 for the three months ended September 30, 2000 compared to $83,223 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, boat maintenance and related costs increased by 105.12% to $357,580 compared to $174,325 for the comparable period in 1999.

    The increase in Boat maintenance and related costs, which included a scheduled engine overhaul and other unscheduled maintenance, is the result of an increase in the scheduled runs and the operation of the M/V Finest.

    DOCKING and PARKING RELATED FEES - Docking and parking related fees increased by 138.86% to $154,285 for the three months ended September 30, 2000 compared to $64,592 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, docking related fees increased by 61.17% to $393,454 compared to $244,131 for the comparable period in 1999.

    The increase in docking and parking related fees are the result of an increase in the scheduled runs and the operation of the M/V Finest translating to more passengers traveled. The number of passengers traveled is a component of the parking fee calculation charged by the owner of the parking facility in Highlands, New Jersey.

    INSURANCE - Insurance costs decreased by 12.49% to $20,121 for the three months ended September 30, 2000 compared to $22,993 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, insurance related costs increased by 79.09% to $116,418 compared to $65,004 for the comparable period in 1999.

    The overall increase in insurance related costs is primarily the result of the operation of the Motor Vessel M/V Finest, as well as a general price increase in the insurance premiums.

    GALLEY COST of GOODS SOLD - The galley cost of goods sold increased by 97.23% to $50,782 for the three months ended September 30, 2000 compared to $25,747 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, galley cost of goods increased by 72.31% to $117,379 compared to $68,122 for the comparable period in 1999.

    The increase is attributable to an increase in the number of scheduled runs and the operation of the M/V Finest, translating into more passengers traveled aboard the boats.


    CHARTER AND EXCURSION - The charter and excursion expenses decreased by 7.98% to $34,079 for the three months ended September 30, 2000 compared to $37,035 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, charter and excursion expenses decreased by 1.21% to $38,748 compared to $38,284 for the comparable period in 1999.

    The overall decrease is immaterial.

STAMFORD DIRECT OPERATING COSTS - Stamford direct operating costs increased by 100% to $16,665 for the three months ended September 30, 2000 compared to $0 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, other direct operating costs increased by 100% to $49,998 compared to $0 for the comparable period in 1999.

    The increase is attributable to an investment in start up costs associated with a planned run from Stamford, Ct. to Manhattan, N.Y.

OTHER DIRECT OPERATING COSTS - Other direct operating costs increased by 274.59% to $42,048 for the three months ended September 30, 2000 compared to $11,225 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, other direct operating costs increased by 83.64% to $61,826 compared to $33,667 for the comparable period in 1999.

    The increase is attributable to an increase in the number of scheduled runs and the operation of the M/V Finest.

DEPRECIATION - Depreciation decreased by 3.40% to $215,511 for the three months ended September 30, 2000 compared to $223,099 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, depreciation increased by 3.28% to $689,843 compared to $667,957 for the comparable period in 1999.

    The overall increase is attributable to an increase in other boat equipment associated with operation of the M/V Finest and continued upgrades of equipment on the Bravest.

SELLING, GENERAL and ADMINISTRATIVE EXPENSES - The consolidated company's
--------------------------------------------
selling, general and administrative expenses increased by 15.21% to $438,482 for the three months ended September 30, 2000 compared to $380,604 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, selling, general and administrative expenses increased by 23.88% to $1,141,184 compared to $921,180 for the comparable period in 1999. The overall changes are detailed as follows:

    FERRY ADMINISTRATION, SALARY and RELATED BENEFITS - Salary and related benefits for the Ferry Administration increased by 18.64% to $87,174 for the three months ended September 30, 2000 compared to $73,475 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, salary and related benefits for the "Ferry Administration" increased by 12.36% to $241,769 compared to $215,183 for the comparable period in 1999.

    The increase is attributable to the addition of one head count increase, overall salary increases, and overtime of clerical staff.

    CORPORATE ADMINISTRATION, SALARY and RELATED BENEFITS - Salary and related benefits for the Corporate Administration increased by 3.48% to $121,709 for the three months ended September 30, 2000 compared to $117,613 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, salary and related benefits for the "Corporate Administration" decreased by 2.23% to $304,076 compared to $311,000 for the comparable period in 1999.

    The three-month increase is related to salary increases associated with the addition of the VP Secretary and the new chief financial officer. The overall nine-month decrease was the result of changes in the employment agreements with certain current and former officers.

    PROFESSIONAL SERVICES - Professional services, which include legal, accounting and consulting services, increased by 20.33% to $115,570 for the three months ended September 30, 2000 compared to $96,047 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, professional services increased by 55.65% to $305,388 compared to $196,206 for the comparable period in 1999.

    The increase is related to the 10-KSB audits and 10-QSB reviews of the company's financial statements, as well as various SEC filings requiring both legal and accounting services. In addition, there were various engineering and related expenses associated with the new planned ferry routes (i.e. Stamford, CT., Highlands, NJ (new location) and Keyport, N.J.).

    TRAVEL and RELATED AUTOMOBILE EXPENSES - Travel and related automobile expenses decreased by 6.76% to $15,093 for the three months ended September 30, 2000 compared to $16,187 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, travel and related automobile decreased by 27.27% to $38,137 compared to $52,435 for the comparable period in 1999.

    The decrease is related to an overall decrease in travel within the organization over the comparable period in 1999.

    OFFICE FACILITY RELATED EXPENSES- Office facility related expenses includes rent, utilities, maintenance and general office expenditures for the Company's corporate office in West Caldwell, New Jersey and the NYFF marina office in Highlands, New Jersey.

    These office facility related expenses increased by 47.99% to $35,218 for the three months ended September 30, 2000 compared to $23,798 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, office facility related expenses increased by 118.88% to $128,465 compared to $58,692 for the comparable period in 1999.

    The increase primarily relates to the establishment of a new corporate headquarters in West Caldwell, New Jersey as well as increased costs associated with the maintenance of the marina office located in Highlands, New Jersey.

    DEPRECIATION EXPENSE - Depreciation expense decreased by 29.12% to $1,874 for the three months ended September 30, 2000 compared to $2,644 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, depreciation expense decreased by 56.78% to $3,994 compared to $9,242 for the comparable period in 1999.

    The decrease is related to assets that have been fully depreciated.

    CORPORATE EXPENSE - OTHER - Other corporate related expenses increased by 21.64% to $61,844 for the three months ended September 30, 2000 compared to $50,840 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, other corporate related expenses increased by 52.20% to $119,355 compared to $78,422 for the comparable period in 1999.

The increase is related to the expenses associated with filing the 10-KSB and 10-QSB with the company's financials statements, as well as various other SEC filings.

MARKETING EXPENSES - Marketing expenses increased by 121.59% to $18,682 for the
------------------
three months ended September 30, 2000 compared to $8,431 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, marketing expenses increased by 213.66% to $60,608 compared to $19,323 for the comparable period in 1999.

    The increase is related to increased efforts to attract new passengers.

GOODWILL AMORTIZATION - In each of the quarters ended September 30, 2000 and
---------------------
1999, the Company recorded amortization of goodwill expense of $20,236, which was related to its acquisition of NYFF.

INTEREST EXPENSE - Interest expense primarily relates to meeting the current
----------------
obligations of the NYFF, including the mortgages on the vessels and debt financing of the Company's current operations and business development.

Interest expense decreased by 121.74% to $753,934 for the three months ended September 30, 2000 compared to $340,001 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, interest expense decreased by 38.47% to $1,481,942 compared to $1,070,258 for the comparable period in 1999.

    The increase primarily relates to new bridge financing entered into during 2000.

Liquidity and Capital Resources.
--------------------------------

    Since inception, the Company has funded its operations primarily through cash generated from private placements of debt and equity securities and institutional financing. In October 1998, the Company acquired 80% of the stock of NYFF and commenced operating fast ferry service from Highlands, New Jersey. As part of the transaction, the Company guaranteed payment and satisfaction of NYFF's outstanding liabilities, which included mortgages on its two ferry vessels and a line of credit. In July 2000, the Company entered into a verbal agreement with the holders of the remaining 20% of issued and outstanding shares of NY Fast Ferry to purchase those shares by the now extended deadline of December 31, 2000. The Company expects to enter into a written stock purchase agreement with the holders of the NY Fast Ferry shares. The NYFF operation generates sufficient cash-flow to cover its direct operating costs. However, the NYFF operation does not yet generate enough cash to make principal and interest payments for both boat mortgages, carry its other debt, to fund the capital improvements and capital expenditures necessary for the Company to expand its operations and to implement its strategic business objectives.

    On March 1, 2000 the company received two $500,000 convertible promissory notes from two investment funds ($1,000,000 total) due December 11, 2000, with interest at 10% per annum and is payable quarterly. The notes may be prepaid at any time, but must be repaid out of the proceeds of any financing in excess of $2,000,000. The notes are convertible to common shares of the Company at the rate of one share for each $1.50 of indebtedness. In addition, to the 10% interest, the Company issued 250,000 common shares, which the Company valued at $0.50 per share, as additional consideration. Further shares are issuable in the event of a default.

    In the first quarter of 2000, the Company successfully raised a net of approximately $390,000 in equity funding through private placements with accredited investors of 634,500 shares with warrants for the purchase of an additional 634,500 shares of common stock at $1.00 to $1.25 per share exercisable for one year from date of issuance.

    As of September 30, 2000, two outstanding notes payable and preferred ship mortgages held by Debis Financial Services, Inc., one on the ferry M/V Finest and one on the ferry M/V Bravest, were $5,029,965 and 4,995,903, respectively, which bear interest at 9.25% per annum. Both ship mortgages each require monthly payments of principal and interest in the amount of $56,719 through September 10, 2005, with final payments of $3,626,691 and $3,572,971, respectively, due on October 10, 2005. The Company is current in these payments.

    The line of credit held by Debis Financial Services Inc. assumed by the Company had an outstanding balance at September 30, 2000 of $920,410 with the same financial institution that holds the preferred ship mortgages. The line of credit, secured by the M/V Finest and the M/V Bravest, required monthly payments of $15,000 through April 10, 2000, plus principal payments of $45,000 in January 1999, $920,410 on May 1, 1999 and October 1, 1999, a payment of $343,333 on March 1, 2000, and originally required a final payment of $934,319 on
December 10, 2000.   The Company is currently renegotiating the terms regarding the payment of the balance. All payments are current. The note carries no interest, but has been discounted to a net present value using a discount rate of 9.25% per annum. These two preferred ship mortgages and the line of credit are further secured by cross collateralization agreements, assignment of personal property, a pledge of a potential receivable arising out of a lawsuit against the City of New York, and a Company guarantee. Moreover, the financial institution was granted warrants to purchase 200,000 shares of Company stock at $2.60 per share exercisable through March 16, 2004.

    During the month of June 2000, the company received proceeds from eight convertible promissory notes, (six for $20,000, one for $10,000 and one for $5,000), totaling $135,000 dollars. Each convertible promissory note carries a simple interest rate of 10.5%, interest only is payable quarterly, and matures one-year from date of issuance. In addition, each convertible promissory note holder was issued shares of the Company's common stock for each $5,000 dollars of indebtedness owed to the convertible promissory note holder at date of issuance, and warrants to purchase one share of common stock for each $2.00 of indebtedness. These shares of stock are restricted securities.

    The lender has the right, at its sole and exclusive option, to convert the outstanding indebtedness to common shares (the "Conversion Rights") of the company at any time prior to the borrower making a payment. Should such "Conversion Rights" be exercised, the Company shall issue such shares to the Lender at the rate of one share of common stock for each two ($2.00) dollars of the indebtedness then due and owing. The shares issued by the company through the exercise of the "Conversion Rights" will be restricted securities. The option and conversion will be exercised by the lender issuing written notice to the borrower.

    The balance for the nine convertible promissory notes including interest accrued as of September 30, 2000 is $135,556.

    On June 14, 2000, New York Fast Ferry Services Inc., received proceeds of two bridge loans aggregating $60,000. New York Fast Ferry Services Inc. has since paid off the balance on the loans. The loans were paid with funds from ferry operations.

    In June 1999, the Company obtained financing in the net amount of $300,000 from a then unrelated third party that is secured by a second mortgage on the property of the Shrewsbury River, subject to a real estate tax lien, and by a personal guarantee of a major shareholder. The note carries an annual interest rate of 18% and was payable in monthly installments, applied first to interest, as follows: from July 10, 1999 through December 10, 1999, $10,000 per month; from January 10, 2000 through May 10, 2000, $15,000 per month; and commencing June 10, 2000, three monthly installments each equal to one-third of the
outstanding balance on June 10, 2000.   The Company made a principal payment in
July 2000, reducing the balance to $58,694. The Company has renegotiated the terms of the note, such that the Company will now make interest only payments on the balance until a final payment is made before December 31, 2000. As of November 1, 2000, the Company is current in its obligation. As an inducement to enter into the loan, the Company issued the lender 25,000 shares of common stock in June 1999 and an additional 25,000 shares in December 1999.

    In the nine months ended September 30, 2000, the Company had raised proceeds of $482,600 through the private placement of 712,667 shares of restricted common stock to accredited investors. The Company also issued 252,500 shares of restricted common stock to three directors and officers in satisfaction of unpaid compensation amounting to $214,625. In addition, the company issued 100,000 shares of restricted common stock on June 13, 2000 and $25,000 on July 11, 2000 to a mortgage holder of the discounted operation in satisfaction of $150,000 of debt.

    The Company, as of September 30, 2000, had a working capital deficiency of $4,900,471. Furthermore, in the planned development of its commercial operations, the Company's combined losses are expected to continue as the Company divests its non-core assets and until it increases its ferry service when each of its sites become fully operational. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to continue to obtain adequate financing and/or to successfully expand its ferry operations. Furthermore, capital expenditures to acquire additional fast ferry vessels and improve and expand its landside ferry facilities will require significant funding.

    The Company has been successful to date in its efforts to raise funds and believes that proceeds from interim financing from convertible promissory notes sold during the second, third and fourth quarters, together with available funds and cash flows expected to be generated by operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. As of September 30, 2000, $1,365,000 was raised from the sale of convertible promissory notes. Furthermore, the Company has negotiated more favorable terms with certain creditors, and is negotiating more favorable payment terms with other creditors, that require significant principal payments in the next twelve months. In the event the Company's plans change, its assumptions change or prove to be inaccurate or if the proceeds of the interim financing or cash flows prove to be insufficient to fund operations, the Company may find it necessary or desirable to reallocate funds within the above described business strategies, seek additional financing or curtail its activities. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all, or that the Company will be able to negotiate more favorable payment terms with its existing creditors. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to meet its current obligations, take advantage of unanticipated opportunities, develop new services or otherwise respond to unanticipated competitive pressures. Such inability could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    On August 8, 2000, the Company filed a complaint against the Landlord in Connecticut Superior Court alleging breach of lease, promissory estoppel, breach of the duty of good faith and fair dealing, intentional misrepresentation, negligent misrepresentation, and violation of the Connecticut Unfair Trade Practices Act by the Landlord. The Company claims that the Landlord had agreed that the permits issue would not be used to attempt to terminate the lease. The Company is seeking specific performance of the lease, compensatory and punitive damages, attorneys fees, and other relief.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

(a) On September 19, 2000, the Company filed Articles of Amendment to the Company's Certificate of Incorporation to (1) authorize 10,000,000 shares of $0.01 par value preferred stock; (2) increase the number of authorized shares of common stock from 10,000,000 shares to 40,000,000 shares; and (3) to provide the Board of Directors with full authority to make divisions of shares into classes and series within any class or classes, to determine the designations and the number of shares of any class or classes, and to determine the relative rights, preferences and limitations of the shares of any class or series as the Board of Directors believes is appropriate.

     The general effects of each of the three amendments are as follows:

    1.  Increase in Number of Authorized Shares of Common Stock
        -------------------------------------------------------

    Anti-Takeover Effects. The issuance of additional shares of Common Stock by the Company may also potentially have an anti-takeover effect by making it more difficult to obtain stockholder approval of various actions, such as a merger or removal of management. The increase in authorized shares of Common Stock was not proposed for an anti-takeover related purpose and the Board of Directors and management have no knowledge of any current efforts to obtain control of the Company or to effect large accumulations of its Common Stock.

    Dilutive Effects. The authorization and subsequent issuance of additional shares of Common Stock may, among other things, have a dilutive effect on earnings per share and on the equity and voting power of existing holders of Common Stock. The actual effect on the holders of Common Stock cannot be ascertained until the shares of Common Stock are issued in the future. However, such effects might include dilution of the voting power and reduction of amounts available on liquidation.

    2.  Authorization of Preferred Stock
        --------------------------------

    Anti-Takeover Effects. The authorized but unissued shares of Preferred Stock could be used by incumbent management to make more difficult a change in control of the Company. Under certain circumstances such shares could be used to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company. In addition, the Board of Directors could authorize holders of a series of Preferred Stock to vote as a class, either separately or with the holders of Common Stock, upon any proposed merger, sale or exchange of assets by the Company or any other extraordinary corporate transaction.

    The authorization of Preferred Stock might be considered as having the effect of discouraging an attempt by another person or entity, through the acquisition of a substantial number of shares of the Common Stock, to acquire control of the Company with a view to imposing a merger, sale of all or any part of the Company's assets or a similar transaction that may not be in the best interest of all of the shareholders, since the issuance of new shares of Preferred Stock could be used to dilute the stock ownership of a person or entity seeking to obtain control of the Company. Additionally, Common Stock could be issued diluting the ownership interest of a potential acquirer.

    Dilutive Effects. The issuance of shares of Preferred Stock having conversion rights might have the effect of diluting the interests of other shareholders. In addition, it should be anticipated that any shares of Preferred Stock which may be issued would have dividend and liquidation preferences which would be superior to those of the Common Stock. Holders of Common Stock do not have preemptive rights to subscribe to additional securities which may be issued by the Company.

    3.  Authority of Board of Directors
        -------------------------------

    The Certificate of Incorporation, as amended, empowers the Board of Directors to make divisions of shares into classes and into series within any class or classes, to determine the designations and the number of shares of any class or classes, and to determine the relative rights, preferences and limitations of the shares of any class or series as the Board of Directors believes is appropriate. It allows the Directors the same discretion with respect to determining the relative rights, preferences and limitations of the shares of any series of Preferred Stock. Certain series of the Preferred Stock could have preference over other series of the Preferred Stock and certain series of the Common Stock could have preference over other series of the Common Stock. Among the determinations to be made by the Board of Directors for each issuance of a series of Preferred or Common Stock are:

       a. the stated value of shares constituting a series, if different from the par value;

       b. the rate of dividend, the time of payment of dividends, whether dividends are cumulative, and the date from which any dividend shall accrue;

       c. whether shares may be redeemed and if so, the redemption price and the terms and conditions of redemption;

       d. the amount payable upon shares in the event of involuntary liquidation;

       e.  the amount payable upon shares in the event of voluntary liquidation;

       f. sinking fund or other provisions, if any, for the redemption or purchase of shares;

       g. the terms and conditions on which shares may be converted, if the shares of any series are issued with the right of conversion; and

       h.  voting powers, if any.

    Such determination would take into account the circumstances pertinent at that time and would be made by resolution of the Board of Directors. Such resolution shall set forth the actions of the Board of Directors and state the designation and number of shares, and the relative rights, preferences and limitations of the shares, of each class and series thereby created or with respect to which it has make a determination or change. Prior to the issuance of any shares of a class or series with respect to which the Board of Directors has acted under this proposed amendment, the Company shall file a Certificate of Amendment to the Company's Certificate of Incorporation setting forth the relevant Board of Directors' resolution and providing for an amendment to the Certificate of Incorporation so that the designation and number of shares of each class and series acted upon in the resolution, and the relative rights, preferences and limitations of each such class and series, are as stated in the resolution.

(b)  Not Applicable.

(c)  Unregistered Equity Securities of the Companies Sold During the Quarter
     -----------------------------------------------------------------------

     During July of 2000, the Company issued 252,000 shares, having a fair market value on the date of issuance of $504,000 to the following purchasers of the Company's convertible promissory notes. The sales were conducted in reliance on Section 4(2) of the Act and Rule 506 and were made only to accredited investors.

                               Principal Amount
                July                of Note            Number of Shares

         Charles Consagra          $ 40,000                   1,000
         Lancer Offshore           $500,000                 125,000
         James Kelly               $100,000                  25,000
         Joseph Roselle            $100,000                  25,000
         Joseph Giamanco           $300,000                  75,000
         Frederick Keifer          $ 40,000                   1,000
                                                            -------
                                                            252,000
                                                            =======


     During August of 2000, the Company issued 3,125 shares, having a fair market value on the date of issuance of $6,250 to the following purchasers of the Company's convertible promissory notes. The sales were conducted in reliance on Section 4(2) of the Act and Rule 506 and were made only to accredited investors.



                               Principal Amount
               August               of Note            Number of Shares

         Frederick Keifer           $40,000                   2,000
         Lowell Kupfer              $10,000                     250
         Gary Von Bargen            $15,000                     750
         Arthur Klowden             $ 5,000                     125
                                                            -------
                                                              3,125
                                                            =======

     In August 2000, the Company sold 6,667 shares of common stock at $1.50 per share and warrants to acquire 6,667 common shares at $2.00 per share, to the following accredited investor. The sale was conducted in reliance on
     Section 4(2) of the Act and Rule 506.

     In August 2000, the Company sold 26,667 shares of common stock at $1.25 per share and warrants to acquire 25,000 common shares at $1.25 per share, to the following accredited investors. These sales were made in reliance on
     Section 4(2) of the Act and Rule 506 to accredited investors only.


                            August             Number  Of Shares
                            ------             -----------------
                        Thomas Coleman                6,667
                        Green Hibernia               20,000
                                                    -------
                                                     26,667
                                                    =======

     During September of 2000, the Company issued 2,500 shares, having a fair market value on the date of issuance of $5,000 to the following purchasers of the Company's convertible promissory notes. These sales were made in reliance on Section 4(2) of the Act and Rule 506 to accredited investors only.

                                           Principal Amount
           September                           of Note        Number of Shares

           Herman and Danny Vaden              $20,000              1,000
           Herbert and Lois Rake               $20,000                500
           Dorthy Bushnell (1)                 $10,000                250
           Dorthy Bushnell (2)                 $10,000                250
           John F Head                         $20,000                500
                                                                  -------
                                                                    2,500
                                                                  =======

     In July 2000, a financial consultant, Capital Research, Ltd., was issued as payment for his services (a) 10% interest bearing $88,000 convertible promissory note, (b) 22,000 shares of the Company's common stock and warrants to acquire 5,000 shares of the Company's common stock at $2.00 per share whose fair value aggregated $44,000. These securities were issued in reliance on Section 4(2) of the Act.

     In September 2000, the same consultant, Capital Research, Ltd., was given warrants to acquire 50,000 shares of the Company's common stock at $2.00 per share in exchange for consulting services rendered during the quarter ended September 30, 2000. These securities were issued in reliance on
     Section 4(2) of the Act.

     As disclosed in the foregoing paragraphs, The Company in the current quarter issued for cash and services an aggregate of $1,318,000 of convertible promissory notes. The notes are convertible into the Company's common stock at $2.00 per share. If all the convertible debt issued in the quarter was converted, then an additional 659,000 common shares would be outstanding.

     At September 30, 2000, the total convertible notes outstanding is $2,563,000. All of the notes are convertible into the Company's common stock at the rate of $2.00 per share. If all of the note holders exercised their sole conversion option and converted their notes, then an additional 1,281,500 common shares would be outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On August 21, 2000 the Company held an annual meeting of shareholders at which the following matters were submitted for voting:

     (b) The following four persons were elected as directors to hold office until the next annual meeting of shareholders and until their successors have been elected and qualified:

           Anthony Cappaze
           Anthony Colasanti
           Francis P. Matusek
           Gregory J. Hauke

The tabulation with respect to each nominee was as follows:

                                                                    % of                                       % of
                                                                   Shares              Withhold               Shares
                                            For                 Represented            Authority           Represented
                                                                -----------            ---------           -----------
Anthony Cappaze                       3,496,093                    99.72%                5,900                 0.17%
Group C

Anthony T. Colasanti                  3,496,093                    99.72%                5,900                 0.17%
Group B

Francis P. Matusek                    3,496,093                    99.72%                5,900                 0.17%
Group A

Gregory J. Hauke                      3,496,093                    99.72%                5,900                 0.17%
Group A


     (c) The other matters voted on at the shareholders' meeting and the number of votes cast for, against or withheld as well as the number of abstentions are set forth as follows:

     Proposal Two:  Amendment to the Company's Certificate of Incorporation to
     ------------
change the name of the Company to  LIGHTHOUSE FAST FERRY, INC.:


                         % of                                         % of                                       % of
                        Shares                                       Shares                                     Shares
   FOR                Represented             AGAINST              Represented             ABSTAIN            Represented
                      -----------                                  -----------             -------            -----------
3,487,433                99.48%                18,010                 0.51%                  300                 0.008%


     Proposal Three:  Amendment to the Company's Certificate of Incorporation to
     --------------
authorize 10,000,000 shares of $0.01 par value Preferred Stock:



                         % of                                         % of                                       % of
                        Shares                                       Shares                                     Shares
   FOR                Represented             AGAINST              Represented             ABSTAIN            Represented
                      -----------                                  -----------             -------            -----------
2,934,423                83.70%                43,610                 1.24%                 4,050                 0.12%



     Proposal Four:  Amendment to the Company's Certificate of Incorporation to
     -------------
increase the number of authorized shares of $0.01 par value Common Stock from 10,000,000 to 40,000,000 shares:



                    % of                                   % of                                       % of
                   Shares                                 Shares                                     Shares
   FOR           Represented           AGAINST          Represented         ABSTAIN                Represented
                 -----------                            -----------         -------                -----------
3,469,493          98.97%               34,450             0.98%              1,800                   0.05%


     Proposal Five:  Amendment to the Company's Certificate of Incorporation to
     -------------
provide the Board of Directors with full authority to make divisions of shares into classes and into series within any class or classes, to determine the designations and the number of shares of any class or classes, and to determine the relative rights, preferences and limitations of the shares of any class or series as the Board of Directors believes is appropriate:



                    % of                                   % of                                       % of
                   Shares                                 Shares                                     Shares
   FOR           Represented           AGAINST          Represented         ABSTAIN                Represented
                 -----------                            -----------         -------                -----------
2,930,273          83.58%               51,810             1.48%              -0-                       0%


     Proposal Six:  Approval of the 2000 Employee Stock Option Plan, pursuant to
     ------------
which 1,115,000 shares of Common Stock are reserved for issuance as bonuses or upon exercise of stock options which may be granted to employees, officers or directors of, and consultants and advisers to, the Company:



                    % of                                   % of                                       % of
                   Shares                                 Shares                                     Shares
   FOR           Represented           AGAINST          Represented         ABSTAIN                Represented
                 -----------                            -----------         -------                -----------
2,951,948           84.20%              24,810             0.71%              5,325                   0.15%

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibit 3.1 - Certificate of Incorporation, as amended. (1)

     Exhibit 3.2 - Bylaws. (1)

     Exhibit 10.6 - Agreement with Robert E. Derecktor, Inc. for vessel construction.  (1)

Exhibit 27.1 - Financial Data Schedule.  Filed herewith.

---------
(1)  Incorporated by reference from the Company's Registration    Statement on
     Form 10-SB, as amended.


(b) Reports on Form 8-K: During the quarter ended September 30, 2000, the Company filed no reports on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.



                                  LIGHTHOUSE FAST FERRY, INC.


Date:  November 13, 2000          By: /s/Anthony Cappaze
                                     ---------------------------
                                     Anthony Cappaze, President
                                     Chief Executive Officer and
                                     Director


Date:  November 13, 2000          By: /s/Anthony Colasanti
                                     ---------------------------
                                     Anthony Colasanti, Vice
                                     President, Secretary and.
                                     Director


Date:  November 13, 2000          By: /s/John Ferreira, Jr.
                                     ---------------------------
                                     John Ferreira, Jr.,
                                     Chief Financial Officer