Form 10QSB/A
period 2000-06-30
LIGHTHOUSE FAST FERRY INC
filed 2001-01-16
CIK 1022360

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
             -----------------------------------------------------
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


                          LIGHTHOUSE FAST FERRY, INC.
                         ----------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months(or for such Shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES    X      NO ___
      ---

The number of shares outstanding of the issuer's classes of common equity, as of December 6, 2000 is 6,645,587 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):
YES ___     NO  X
                ---

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------
                     LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES



                                       INDEX


                                                                        Page No.
                                                                        --------

Consolidated Condensed Balance Sheets
  At June 30, 2000 and December 31, 1999 (Unaudited)...................   3


Consolidated Condensed Statements of Operations
  For the Three and Six Months Ended
  June 30, 2000 and 1999 (Unaudited)...................................   4


Consolidated Condensed Statement of Changes in Stockholders'
  Equity For the Six Months Ended June 30, 2000 (Unaudited)............   5


Consolidated Condensed Statements of Cash Flows
  For the Six Months Ended June 30, 2000 and 1999 (Unaudited).......... 6 to 7


Consolidated Notes to Consolidated Condensed
  Financial Statements (Unaudited)..................................... 8 to 18

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
                                                    ===========    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
           ---------------------------------------------------------

Current liabilities:
  Bridge financing payable                          $ 1,322,326    $         -
  Current maturities of long-term debt                1,706,566      1,879,764
  Notes payable - stockholders                          157,098        125,000
  Accounts payable and accrued expenses                 974,536        948,606
  Deferred revenues                                     168,838         68,765
  Due to officers/stockholders                          220,385        449,540
                                                    -----------    -----------
        Total current liabilities                     4,549,749      3,471,675

Long-term debt - net of current maturities            9,635,330     10,064,110
                                                    -----------    -----------

        Total liabilities                            14,185,079     13,535,785
                                                    -----------    -----------
Stockholders' equity,(Capital Deficiency):
  Common stock - $.01 par value
    Authorized - 10,000,000 shares
    Issued and outstanding - 6,245,295 shares
      June 30, 2000 and 4,905,795 in
      December 31, 1999                                  62,453         49,058
  Additional paid-in capital                          6,269,318      5,312,588
  Accumulated deficit                                (7,027,032)    (5,144,371)
                                                    -----------    -----------
     Total stockholders' equity (Capital Deficiency)   (695,261)       217,275
                                                    -----------    -----------
                                                    $13,489,818    $13,753,060
                                                    ===========    ===========

     See accompanying notes to consolidated condensed financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                               For the three               For the six
                                               months ended               months ended
                                                  June 30                    June 30
                                               -------------              ------------
                                              2000         1999        2000           1999
                                          -----------   ---------   ----------     ----------
Revenue                                   $   960,646   $ 879,657   $1,642,971     $1,601,065
Costs of Services:
  Ferry operations                            697,795     372,596    1,318,408        725,851
  Depreciation                                229,416     221,750      458,832        444,858
                                          -----------   ---------   ----------     ----------
Total Costs of Services                       927,211     584,346    1,778,240      1,170,709
                                          -----------   ---------   ----------     ----------

Selling, General & administrative             444,142     298,438      702,702        540,576
Marketing                                      17,249       4,671       41,926         10,892
Amortization of goodwill                       20,236      20,236       40,472         40,472
                                          -----------   ---------   ----------     ----------
Loss from operations                         (448,192)    (38,034)    (919,369)      (161,584)

Other expenses:
  Interest (net)                              394,882     410,549      728,008        730,257
  Provision for state income taxes                  -       1,223            -          1,687
                                          -----------   ---------   ----------     ----------
    Total other expenses                      394,882     411,772      728,008        731,944

Loss from continuing operations before
 minority share loss in subsidiary           (843,074)   (449,806)  (1,647,377)      (893,528)

Minority share in loss of subsidiary                -           -            -         11,071
                                          -----------   ---------   ----------     ----------
Loss from continuing operations              (843,074)   (449,806) ( 1,647,377)      (882,457)

Loss on discontinued operations              (235,284)    (24,756)    (235,284)       (47,723)
                                          -----------   ---------   ----------     ----------
Net loss                                   (1,078,358)   (474,562)  (1,882,661)      (930,180)
                                          -----------   ---------   ----------     ----------
Per share data:
  Basic and diluted:
    Loss from continuing operations             ($.14)      ($.14)       ($.29)         ($.27)
    Loss from discontinuing operations           (.04)      ($.01)       ($.04)         ($.01)
                                          -----------   ---------   ----------     ----------

    Net loss                                    ($.18)      ($.15)       ($.33)         ($.28)
                                          ===========   =========   ==========     ==========
    Weighted average number of shares
     outstanding
     Basic and diluted                      6,125,745   3,282,795    5,742,092      3,271,679
                                          ===========   =========   ==========     ==========

     See accompanying notes to consolidated condensed financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES


           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (Unaudited)


                                                         Additional    Accumulated
                                     Common Stock         Paid-In      Stockholders'
                                  Number      Amount      Capital       (Deficit)         Total
                                 ---------    -------    ----------    ------------    ------------
Balance at January 1, 2000       4,905,795    $49,058    $5,312,588    ($5,144,371)       $217,275

Increase of shares for cash        688,500      6,885       441,740              -         448,625

Shares issued for
  services rendered                298,500      2,985       178,890              -         181,875

Shares issued for
  satisfaction of liabilities      352,500      3,525       336,100              -         339,625

Net loss for the period                  -          -             -     (1,882,661)     (1,882,661)
                                 ---------    -------    ----------    -----------     -----------
Balance at June 30, 2000         6,245,295    $62,453    $6,269,318    ($7,027,032)      ($695,261)
                                 =========    =======    ==========    ===========     ===========


     See accompanying notes to consolidated condensed financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       For the Six
                                                                      Months Ended
                                                                        June 30,
                                                               --------------------------
                                                                  2000            1999
                                                               -----------     ----------
Cash flows from operating activities:
  Net loss continuing operations                               ($1,647,377)     ($883,457)
                                                               -----------      ---------
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Minority interests                                                   -        (11,071)
    Depreciation                                                   462,059        451,456
    Amortization of goodwill                                        40,472         40,472
    Amortization of deferred finance cost                          103,013          2,000
    Imputed interest                                                48,926         86,724
    Stock issued for service rendered                               40,000        100,000
    Deferred revenue                                               100,073         43,233
    Increase (decrease) in cash flows as a result of
        changes in assets and liability accounts balances:
      Inventories                                                    3,107         (4,280)
      Prepaid expenses and other current assets                     78,979         22,772
      Accounts payable and accrued expenses                         25,930           (463)
      Related party obligations                                     17,568         16,103
      Other                                                           (697)             -
                                                               -----------      ---------
  Total adjustments                                                919,430        746,946
                                                               -----------      ---------

Net cash used in continuing operations                            (727,947)      (136,511)


Net cash used in discontinued operations                          (253,315)             -
                                                               -----------      ---------
Net cash flow used in operating activities                        (981,262)      (136,511)
                                                               -----------      ---------

Cash flows used in investing activities:
  Acquisition of operating activies                                (29,196)       (19,254)
                                                               -----------      ---------

Cash flows from financing activities:
  Proceeds from loans                                            1,322,326              -
  Repayment of long-term debt                                     (650,904)       109,843
  Proceeds from issuance of common stock                           448,625          5,000
                                                               -----------      ---------
Net cash provided by financing activities
  of continuing operations                                       1,120,047        114,843
                                                               -----------      ---------

Net decrease in cash                                               109,589        (40,922)


Cash at beginning of year                                           97,957         62,606
                                                               -----------      ---------

Cash at end of year                                            $   207,546      $  21,684
                                                               ===========      =========


     See accompanying notes to consolidated condensed financial statements

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                                  (Unaudited)



                                                      For the Six Months Ended
                                                               June 30,
                                                      -------------------------

                                                           2000       1999
                                                         --------   --------

     Supplemental Disclosures of Cash Flow
      Information:
       Cash paid during the year:

         Interest                                        $842,708   $705,000

         Income taxes                                    $      -   $      -

     Supplemental Schedules of Noncash
      Activities:

       Common stock issued as additional interest        $129,375   $      -

       Common stock issued in payment of
        Consulting and legal fees                        $ 52,500   $      -

       Common stock issued as payment of liabilities:
         Related parties                                 $214,625
         Others                                          $125,000

       Note issued as payment of consultant's fee        $110,000   $      -





     See accompanying notes to consolidated condensed financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 June 30, 2000

NOTE 1 - REALIZATION OF ASSETS - GOING CONCERN.

               The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Lighthouse Landings, Inc. (the "Company") has sustained substantial losses for the years ended December 31, 1999 and the six months ended June 30, 2000. In addition, the accompanying consolidated balance sheet as at June 30, 2000 reflects negative working capital of $4,189,734 and net tangible capital deficiency of $1,931,677

               Future viability of the Company is dependent upon the Company obtaining additional funding. During 1999, the Company arranged private placements of its common stock for net cash proceeds of $1,530,000 and obtained short term loans in the amount of $700,000 for both its continuing and discontinued segments. The proceeds were used to provide funds for the payment of certain obligations and ongoing operations. Commencing in January 2000 through July 31, 2000, the Company received cash of $448,625 through the sale of its securities and $2,105,000 from bridge loans.

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

         (h)   Revenue Recognition:

                    Revenue is recognized when earned. The Company's ferry business sells the majority of commuter tickets in advance of use. The tickets which are dated expire (90) ninety days after issuance and are nonrefundable and extendable. Accordingly, the Company determines the unused portion of tickets sales and defers that value to future periods. Deferred income aggregated $168,838 and $68,765 at June 30, 2000 and December 31, 1999, respectively.

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

          In the second quarter of 2000 management became aware that its previous estimate of the time required to dispose of these segments was incorrect and accordingly the original estimate of the carrying charges of the real property- real estate taxes and interest- would have to be increased to reflect these charges through June 2001. The accompanying reflect a charge for $110,000 of these costs incurred through June 2000 plus an estimate of an additional $125,000 for interest and taxes through June 2001.

          The net assets of discontinued operations, which have been segregated
          ---------------------------------------------------------------------
  in the accompanying balance sheets are summarized as follows:
  -------------------------------------------------------------

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

             Property and equipment is summarized as follows at June 30, 2000:

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
                                                              ===========

NOTE 5 - LONG-TERM DEBT.                                       June 30, 2000
                                                               -------------
   Mortgage note payable, secured by the
     vessel "Finest" due in monthly install-
     ments of $61,875 through March 10, 1999,
     and $56,719 through September 10, 2005,
     including interest at 9.25% per annum, with a
     final payment of $3,626,691 due October 10, 2005.     (a)  $ 5,083,845

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
                                                         -----------
                                                         $11,341,896
                                                         ===========

NOTE 6 - BRIDGE FINANCING LOANS

               JUNE 2000 - During the month of June 2000, the company received proceeds from eight convertible promissory notes, (six for $20,000, one for $10,000 and one for $5,000), totaling $135,000 dollars. Each convertible promissory note carries a simple interest rate of 10.5%. Interest only is payable quarterly, and the notes mature one-year from date of issuance. In addition, each convertible promissory note holder was issued 125 shares of the company's common stock for each $5,000 dollars of indebtedness owed to the convertible promissory note holder at date of issuance. These shares of stock are restricted securities. The fair value of the common shares on the dates of issuance aggregated $4,375 that will be charged to operations as additional interest over the life of the notes.

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

               The loan balance for the eight convertible promissory notes including interest accrued as of June 30, 2000 is $140,631.

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

NOTE 8 - STOCK OPTIONS AND WARRANTS.

               A summary of activity related to non-qualifying stock options and warrants granted by the Company is as follows:

                                                                                       Exercise
                                                                                      Price Per
                                                Options           Warrants              Share
                                              -----------       ------------       --------------
         Outstanding at January 1,
          1999                                  10,000             200,000          $.96 to $2.60
         Cancelled                             (10,000)                             $2.53
         Granted during 1999                   420,000           1,330,000          $1.00 to $1.75
                                               -------           ---------
         Outstanding at December
          31, 1999                             420,000           1,530,000          $1.00 to $2.60

         Granted during 2000                   250,000             689,500          $.50 to $2.00
                                               -------           ---------
         Outstanding at June 30,
          2000                                 670,000           2,219,500          $.50 to $2.60
                                               =======           =========

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

                  Assuming the fair market value of the stock at the date of grant to be equal to option exercise price, the life of the options to be from 1.3 years to 7 years the expected volatility at 400%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $135,882 and $6,300 for the six months ended June 30, 2000 and 1999, respectively, as calculated by the Black-Scholes option pricing model. As such, pro forma net loss and loss per share would be as follows:

                                             For the Years Ended
                                                    June 30,
                                            -------------------------
                                               2000           1999
                                            -----------     ---------
         Net loss as reported               ($1,882,661)    ($930,180)
         Additional compensation                135,882         6,300
                                            -----------     ---------
         Adjusted net loss                  ($2,008,543)    ($936,480)
                                            ===========     =========
         Loss per share as reported               ($.33)        ($.29)
                                            ===========     =========
         Adjusted loss per share                  ($.35)        ($.29)
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

NOTE 9 -  RESTATEMENT.

               The consolidated financial statements have been restated to give effect to certain comments made by the Securities and Exchange Commission.

NOTE 10 - LITIGATION.

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

NOTE 11 - SUBSEQUENT EVENT.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

OVERVIEW  - Lighthouse Landings Inc. (the "Company"), is a New Jersey
--------
corporation formed on May 12, 1993 under the name Drydock Cafe, Inc. On September 21, 1994, the Company changed its name to Lighthouse Landings, Inc. On September 19, 2000, the Company changed its name to Lighthouse Fast Ferry, Inc. The Company, through its subsidiary New York Fast Ferry Holding Corp. ("NYFF"), is an operator of high speed, commuter passenger ferry boats in the New York City metropolitan region.

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

COST OF SERVICES - NYFF's cost of services increased by 56.01% to $927,211 for the three months ended June 30, 2000 compared to $594,346 for the three months ended June 30,1999. For the six months ended June 30, 2000, cost of services increased by 51.81% to $1,777,240 compared to $1,170,709 for the comparable period in 1999. The overall changes are detailed follows:

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

   OFFICE FACILITY RELATED EXPENSES - Office facility related expenses includes rent, utilities, maintenance and general office expenditures for the Company's corporate office in West Caldwell, New Jersey and the NYFF marina office in Highlands, New Jersey.

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

Liquidity and Capital Resources.
--------------------------------

     Since inception, the Company has funded its operations primarily through cash generated from private placements of debt and equity securities and institutional financing. In October 1998, the Company acquired 80% of the stock of NY Fast Ferry and commenced operating fast ferry service from Highlands, New Jersey. As part of the transaction, the Company guaranteed payment and satisfaction of NY Fast Ferry's outstanding liabilities, which included mortgages on its two ferry vessels and a line of credit. In July 2000, the Company entered into an oral agreement with the holders of the remaining 20% of issued and outstanding shares of NY Fast Ferry to purchase those shares by the now extended deadline of January 31, 2001. The Company and the holders of the NY Fast Ferry shares are currently negotiating a written stock purchase agreement for the purchase by the Company of the remaining NY Fast Ferry shares for a combination of cash and restricted common shares of the Company. The purchase price in the agreement under negotiation is $28,753 in cash and 102,271 common shares of the Company. Management expects that this written agreement will be finalized and executed in January 2001. The NY Fast Ferry operation generates sufficient cash-flow to cover its direct operating costs. However, the NY Fast Ferry operation does not yet generate enough cash to make principal and interest payments for both boat mortgages, carry its other debt, to fund the capital improvements and capital expenditures necessary for the Company to expand its operations and to implement its strategic business objectives.

     In the first quarter of 2000, the Company successfully raised a net of approximately $390,000 in equity funding through private placements with accredited investors of 634,500 shares with warrants for the purchase of an additional 634,500 shares of common stock at $1.00 to $1.25 per share exercisable for one year from date of issuance.

     On March 1, 2000 the Company received a total of $1,000,000 in proceeds from senior convertible promissory notes from two investment funds, originally due December 11, 2000 with interest at 10% per annum, and is payable quarterly. The Company issued a $110,000 senior convertible promissory note to a third investment fund as a finder's fee. In addition to the 10% interest, the Company issued 275,000 common shares, which the Company valued at $0.50 per share, as additional consideration. Further shares are issuable in the event of a default. In December 2000 the Company, the investment funds and the finder agreed to extend the maturity date of the notes to June 30, 2001 and in consideration therefor, the Company agreed to issue to the investment funds shares of the Company's Common Stock at a rate of one share for each $2.00 of the outstanding indebtedness then due and owing. Further, the Company agreed to reduce the conversion price from $1.50 per share to $1.00 per share and upon a ninety day default, the conversion price is reduced from $1.00 per share to $0.75 per share. Each lender has the right at its sole and exclusive option to convert the outstanding indebtedness under the notes to common stock of the Company at any time prior to the Company making payment and should such conversion rights be exercised, the Company shall issue common stock to the lender at the rate of one share for each $1.00 of indebtedness then due and owing. The loans may be prepaid at any time, but must be repaid out of the proceeds of any financing in excess of $2,000,000.

     As of September 30, 2000, two outstanding notes payable and preferred ship mortgages held by Debis Financial Services, Inc. ("Debis"), one on the ferry M/V Finest and one on the ferry M/V Bravest, were $5,029,965 and $4,995,903, respectively, which bear interest at 9.25% per annum. Both ship mortgages each require monthly payments of principal and interest in the amount of $56,719 through September 10, 2005, with final payments of $3,626,691 and $3,572,971, respectively, due on October 10, 2005. The Company is current in these payments.

     The line of credit held by Debis assumed by the Company had an outstanding balance at September 30, 2000 of $920,410 with the same financial institution that holds the preferred ship mortgages. The line of credit, secured by the M/V Finest and the M/V Bravest, required monthly payments of $15,000 through April 10, 2000, plus principal payments of $45,000 in January 1999, $920,410 on May 1, 1999 and October 1, 1999, a payment of $343,333 on March 1, 2000, and originally required a final payment of $934,319 on December 10, 2000. The Company and Debis have agreed to restructure the payment of the debt. The remaining principal balance on the line of credit shall be paid through eight quarterly principal payments, plus accrued interest. The first payment was due December 31, 2000 with seven subsequent payments due at each calendar quarter. In consideration for the restructuring of the debt payment, Debis will receive a restructure fee of $50,000, $25,000 of which was payable on December 31, 2000 and $25,000 of which is payable on March 31, 2001. The Company expects to make the first of such payments in the first quarter of 2001. Quarterly principal and interest payments will be equal, except that the first payment on December 31, 2000 will be divided in half, and the second half of such payment will be due January 31, 2001 with accrued interest. The note carries no interest, but has been discounted to a net present value using a discount rate of 9.25% per annum. These two preferred ship mortgages and the line of credit are further secured by cross collateralization agreements, assignment of personal property, a pledge of a potential receivable arising out of a lawsuit against the City of New York, and a Company guarantee. Moreover, the financial institution was granted warrants to purchase 200,000 shares of Company stock at $2.60 per share exercisable through March 16, 2004.

     During June 2000 the Company received proceeds from eight 10.5% convertible promissory notes, (six for $20,000, one for $10,000 and one for $5,000), totaling $135,000. During July 2000 the Company received proceeds from two 10.5% convertible promissory notes (two for $40,000) totaling $80,000. During August 2000 the Company received proceeds from four 10.5% convertible promissory notes (one for $40,000, one for $10,000, one for $15,000 and one for $5,100) totaling $70,100. During September 2000 the Company received proceeds from five 10.5% convertible promissory notes (three for $20,000 and two for $10,000) totaling $80,000. Each convertible promissory note carries a simple interest rate of 10.5%, interest only is payable quarterly, and matures one-year from date of issuance.

     The lender has the right, at its sole and exclusive option, to convert the outstanding indebtedness to common shares (the "Conversion Rights") of the company at any time prior to borrower making payment. Should such Conversion Rights be exercised, the Company shall issue such shares to the Lender at the rate of one share of common stock for each $2.00 of the indebtedness then due and owing. The shares issued by the company through the exercise of the Conversion Rights will be restricted securities. The option and conversion will be exercised by the lender issuing written notice to the borrower.

     On June 14, 2000, New York Fast Ferry Services Inc. received proceeds of two bridge loans aggregating $60,000. New York Fast Ferry Services Inc. has since paid off the balance on the loans. The loans were paid with funds from ferry operations.

     In July 2000, the Company received a total of $1,000,000 in proceeds from senior convertible promissory notes from four lenders, and paid a finder by issuance of an $88,000 note, originally due January 14, 2001 with interest at 10% per annum, payable quarterly. One of these four lenders exchanged a $200,000 Note for its $200,000 mortgage note receivable. In December 2000 the Company and the lenders agreed to extend the maturity date of the notes to June 30, 2001 and in consideration therefor, the Company agreed to issue to the lenders shares of the Company's common stock at a rate of one share for each $2.00 of outstanding indebtedness then due and owing. Further, the Company agreed to reduce the conversion price from $1.50 per share to $1.00 per share and upon a ninety day default, the conversion price is reduced from $1.00 per share to $0.75 per share. Each lender has the right at its sole and exclusive option to convert the outstanding indebtedness under the notes to common stock of the Company at any time prior to the Company making payment and should such conversion rights be exercised, the Company shall issue common stock to the lender at the rate of one share for each $1.00 of indebtedness then due and owing. The loans may be prepaid at any time, but must be repaid out of the proceeds of any financing in excess of $2,000,000.

     In June 1999, the Company obtained financing in the net amount of $300,000 from a then unrelated third party that is secured by a second mortgage on the property of the Shrewsbury River, subject to a real estate tax lien, and by a personal guarantee of a major shareholder. The note carries an annual interest rate of 18% and was payable in monthly installments, applied first to interest, as follows: from July 10, 1999 through December 10, 1999, $10,000 per month; from January 10, 2000 through May 10, 2000, $15,000 per month; and commencing June 10, 2000, three monthly installments each equal to one-third of the outstanding balance on June 10, 2000. The Company made a principal payment in July 2000, reducing the balance to $58,694. The Company is currently renegotiating the terms of the note, such that the Company will make interest only payments on the balance until a final payment is made before March 1, 2001. To date, the Company is current in its obligation. As an inducement to enter into the loan, the Company issued the lender 25,000 shares of common stock in June 1999 and an additional 25,000 shares in December 1999.

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

     The Company has been successful to date in its efforts to raise funds and believes that proceeds from interim financing from convertible promissory notes sold during the second, third and fourth quarters, together with available funds and cash flows expected to be generated by operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. As of September 30, 2000, $2,165,000 was raised from the sale of convertible promissory notes. Furthermore, the Company has negotiated more favorable terms with certain creditors, and is negotiating more favorable payment terms with other creditors, that require significant principal payments in the next twelve months. In the event the Company's plans change, its assumptions change or prove to be inaccurate or if the proceeds of the interim financing or cash flows prove to be insufficient to fund operations, the Company may find it necessary or desirable to reallocate funds within the above described business strategies, seek additional financing or curtail its activities. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all, or that the Company will be able to negotiate more favorable payment terms with its existing creditors. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to meet its current obligations, take advantage of unanticipated opportunities, develop new services or otherwise respond to unanticipated competitive pressures. Such inability could have a material adverse effect on the Company's business, financial condition and results of operations.

Subsequent Events
-----------------

     In October, the Company received a total of $500,000 in proceeds from senior convertible promissory notes from two lenders, and issued a $55,000 note as a finder's fee, originally due January 30, 2001 with interest at 10% per annum, payable quarterly. In December 2000 the Company and the lenders agreed to extend the maturity date of the loans to June 30, 2001 and in consideration therefor, the Company agreed to issue to the lenders shares of the Company's common stock at a rate of one share for each $2.00 of outstanding indebtedness then due and owing. Further, the Company agreed to reduce the conversion price from $1.50 per share to $1.00 per share and upon a ninety day default, the conversion price is reduced from $1.00 per share to $0.75 per share. Each lender has the right at its sole and exclusive option to convert the outstanding indebtedness under the notes to common stock of the Company at any time prior to the Company making payment and should such conversion rights to exercised, the Company shall issue common stock to the lender at the rate of one share for each $1.00 of indebtedness then due and owing. The loans may be prepaid at any time, but must be repaid out of the proceeds of any financing in excess of $2,000,000.

     In addition, during the month of October, the Company received proceeds from four 10.5% convertible promissory notes (one for $5,000, two for $40,000 and one for $10,000) totaling $95,000. During the month of November, the Company received proceeds from three 10.5% convertible promissory notes (two for $60,000 and one for $20,000) totaling $140,000. Each convertible promissory note carries a simple interest rate of 10.5%, interest only is payable quarterly, and matures one-year from date of issuance.

     The lender has the right, at its sole and exclusive option, to convert the outstanding indebtedness to common shares (the "Conversion Rights") of the company at any time prior to borrower making payment. Should such Conversion Rights be exercised, the Company shall issue such shares to the Lender at the rate of one share of common stock for each $2.00 of the indebtedness then due and owing. The shares issued by the company through the exercise of the Conversion Rights will be restricted securities. The option and conversion will be exercised by the lender issuing written notice to the borrower.

The loan balance for the twenty-six 10.5% convertible promissory notes including interest accrued as of November 30, 2000 was approximately $511,000.

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


                          May                         Number of Shares
                          ---                         ----------------

                    .     Christopher Karounos             7,000
                    .     Jason Karounos                   7,000
                    .     Peter Karounos                   7,000
                    .     Dana Schwartz                    8,000
                                                          ------
                                                          29,000
                                                          ======


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



                                             LIGHTHOUSE LANDINGS, INC.


Date: January 12, 2001                       By: /s/ Anthony Cappaze
                                                --------------------------------
                                                Anthony Cappaze, President,
                                                Chief Executive Officer
                                                Director



Date: January 12, 2001                       By: /s/ Anthony Colasanti
                                                --------------------------------
                                                Anthony Colasanti, Secretary and
                                                Director



Date: January 12, 2001                       By: /s/ John Ferreira, Jr.
                                                --------------------------------
                                                John Ferreira, Jr., Chief
                                                Financial Officer