Form 10QSB/A
period 2000-09-30
LIGHTHOUSE FAST FERRY INC
filed 2001-01-16
CIK 1022360

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


--------------------------------------------------------------------------------

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

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
(Formerly Lighthouse Landings, Inc.)

Interim Consolidated Condensed Financial Statements
September 30, 2000
(Unaudited)


                                     INDEX
                                     =====

                                                                            Page No.
                                                                            --------
          Consolidated Condensed Balance Sheets
          At September 30, 2000 and December 31, 1999 (unaudited)..........     3

          Consolidated Condensed Statements of Operations
          For the Three and Nine Months Ended
          September 30, 2000 and 1999 (unaudited)..........................     4

          Consolidated Condensed Statement of Changes in Stockholders'
          Equity (Capital Deficiency) for the Nine months Ended
          September 30, 2000 (unaudited)...................................     5

          Consolidated Condensed Statements of Cash Flows
          For the Nine Months Ended
          September 30, 2000 and 1999 (unaudited)..........................   6-7

          Notes to Consolidated Condensed
          Financial Statements (unaudited).................................  8-18

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
                     (Formerly Lighthouse Landings, Inc.)
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                       A S S E T S                  September 30, December 31,
                       -----------                      2000          1999
                                                    -----------   ------------
Current Assets:
  Cash                                              $    73,515   $    97,957
  Inventories                                            39,543        40,948
  Net assets of discontinued operations                 400,722        32,582
  Prepaid expenses and other current assets              33,179       127,994
                                                    -----------   -----------
        Total current assets                            546,959       299,481

Property and equipment - at cost,
  less accumulated depreciation                      11,604,153    12,288,880

Goodwill net of accumulated amortization              1,052,227     1,112,935

Other assets                                            703,536        51,764
                                                    -----------   -----------
                                                    $13,906,875   $13,753,060
                                                    ===========   ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
           ---------------------------------------------------------

Current Liabilities:
  Convertible promissory notes and
         accrued interest                           $ 2,598,888   $         -
  Current maturities of long-term debt                1,633,643     1,879,764
  Notes payable - stockholders                          100,743       125,000
  Accounts payable and accrued expenses                 803,132       948,606
  Deferred revenues                                     112,153        68,765
  Due to officers/stockholders                          198,871       449,540
                                                    -----------   -----------
        Total current liabilities                     5,447,430     3,471,675

Long-term debt - net of current maturities            9,516,854    10,064,110
                                                    -----------   -----------
        Total liabilities                            14,964,284    13,535,785
                                                    -----------   -----------
Stockholders' Equity, (Capital Deficiency):
  Preferred Stock - $.01 par value
    Authorized and unissued - 10,000,000 shares               -             -
  Common stock - $.01 par value
    Authorized - 40,000,000 shares
    Issued and outstanding - 6,548,962 shares
      September 30, 2000 and 4,905,795 in
      December 31, 1999                                  65,490        49,058
  Additional paid-in capital                          6,859,346     5,312,588
  Accumulated deficit                                (7,982,245)   (5,144,371)
                                                    -----------   -----------
     Total stockholders' equity (Capital Deficiency) (1,057,409)      217,275
                                                    -----------   -----------
                                                    $13,906,875   $13,753,060
                                                    ===========   ===========


    See accompanying notes to consolidated condensed financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
                     (Formerly Lighthouse Landings, Inc.)
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    For the three            For the nine
                                                    months ended             months ended
                                                    September 30             September 30
                                                    ------------             ------------

                                                   2000        1999          2000        1999
                                                 --------    --------      --------    --------
Revenue                                        $1,316,469   $  949,636    $2,959,440  $2,550,701
                                               ----------   ----------    ----------  ----------
  Costs of Services:
  Ferry operations                                824,837      443,725     2,127,745   1,169,577
  Depreciation                                    215,511      223,099       689,843     667,957
                                               ----------   ----------    ----------  ----------
Total Costs of Services                         1,040,348      666,824     2,817,588   1,837,534
                                               ----------   ----------    ----------  ----------


Selling, General & administrative                 438,482      380,604     1,141,184     921,180
Marketing                                          18,682        8,431        60,608      19,323
Amortization of goodwill                           20,236       20,236        60,708      60,708
                                               ----------   ----------    ----------  ----------
Loss from operations                             (201,279)    (126,459)   (1,120,648)   (288,044)
                                               ----------   ----------    ----------  ----------
Other expenses:
  Interest (net)                                  753,934      340,001     1,481,942   1,070,258
  Provision for state income taxes                      -            -             -       1,687
                                               ----------   ----------    ----------  ----------
    Total other expenses                          753,934      340,001     1,481,942   1,071,945
                                               ----------   ----------    ----------  ----------

Loss from continuing operations before
 minority share loss in subsidiary               (955,213)    (466,460)   (2,602,590) (1,359,989)

Minority share in loss of subsidiary                    -            -             -      11,071
                                               ----------   ----------    ----------  ----------
Loss from continuing operations                  (955,213)    (466,460)   (2,602,590) (1,348,918)

Loss on discontinued operations                         -     ( 67,065)     (235,284)   (114,788)
                                               ----------   ----------    ----------  ----------
Net loss                                         (955,213)    (533,525)   (2,837,874) (1,463,706)
                                               ----------   ----------    ----------  ----------
Per share data:
  Basic and diluted:
    Loss from continuing operations                ($ .15)      ($ .12)       ($ .43)      ($.41)
    Loss from discontinued operations                   -       ($ .02)       ($ .04)      ($.03)
                                               ----------   ----------    ----------  ----------

    Net loss                                       ($ .15)      ($ .14)       ($ .47)      ($.44)
                                               ==========   ==========    ==========  ==========
    Weighted average number of shares
     outstanding
     Basic and diluted                          6,493,008    3,388,076     6,016,263   3,311,598
                                               ==========   ==========    ==========  ==========

See accompanying notes to consolidated condensed financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
                     (Formerly Lighthouse Landings, Inc.)

    CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY AND (CAPITAL
                                  DEFICIENCY)

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (Unaudited)

                                                          Additional     Accumulated
                                         Common Stock      Paid-In     Stockholders'
                                       Number    Amount    Capital       (Deficit)       Total
                                       ------    -------   -------    -------------    --------
Balance at January 1, 2000            4,905,795  $49,058  $5,312,588   ($5,144,371)    $217,275

Sales of Shares
  and Warrants for cash                 712,667    7,127     475,473             -      482,600

Shares and warrants issued
  for interest and
  services rendered                     578,000    5,780     735,185             -      740,965

Shares issued for
  satisfaction of liabilities           352,500    3,525     336,100             -      339,625

Net loss for the period                       -        -           -    (2,837,874)  (2,837,874)
                                      ---------  -------  ----------   ------------  ----------
Balance at September 30, 2000         6,548,962  $65,490  $6,859,346   ($7,982,245)  (1,057,409)
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

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
                     (Formerly Lighthouse Landings, Inc.)
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              For the Nine
                                                                              Months Ended
                                                                             September 30,
                                                                    -------------------------------
                                                                        2000               1999
                                                                    ------------       ------------
Cash flows from operating activities:
  Net loss continuing operations                                    ($2,602,590)       ($1,348,918)
                                                                     ----------         ----------
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Minority interests                                                        -            (11,071)
    Depreciation                                                        693,547            675,156
    Amortization of goodwill                                             60,708             60,708
    Amortization of deferred finance cost                               506,064              3,000
    Accrued interest                                                    128,035                  -
    Imputed interest                                                          -            124,402
    Stock issued for service rendered and interest                       50,000            100,000
    Deferred revenue                                                     43,388              8,970
    Increase (decrease) in cash flows as a result of
        changes in assets and liability accounts balances:
      Inventories                                                         1,405             (4,551)
      Prepaid expenses and other current assets                          94,815              5,707
      Other assets                                                       28,629             (1,318)
      Accounts payable and accrued expenses                            (145,475)           765,928
      Accrued officers compensation                                     (36,044)            31,063
                                                                     ----------         ----------
  Total adjustments                                                   1,425,072          1,757,994
                                                                     ----------         ----------

Net cash provided by (used in) operating activities
  of continuing operations                                           (1,177,518)           409,076

Net cash used in discontinued operations                               (288,424)                 -
                                                                     ----------         ----------
Net cash flow provided by (used in) operating activities             (1,465,942)           409,076
                                                                     ----------         ----------
Cash flows used in investing activities:
  Acquisition of operating activities                                    (8,820)           (40,264)
  Construction in process                                              (287,500)                 -
                                                                     ----------         ----------
Net cash used in investing activities                                  (296,320)           (40,264)
                                                                     ----------         ----------
Cash flows from financing activities:
  Payments to stockholders                                              (43,756)           (50,000)
  Proceeds from loans                                                 2,165,000            400,000
  Repayment of long-term debt                                          (866,024)          (982,861)
  Proceeds from stock subscription                                            -            250,000
  Proceeds from issuance of common stock                                482,600            226,400
                                                                     ----------         ----------
Net cash provided by financing activities
  of continuing operations                                            1,737,820           (156,461)
                                                                     ----------         ----------
Net increase (decrease) in cash                                         (24,442)           212,351

Cash at beginning of year                                                97,957             62,606
                                                                     ----------         ----------
Cash at end of year                                                  $   73,515         $  274,957
                                                                     ==========         ==========

See accompanying notes to consolidated condensed financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
                     (Formerly Lighthouse Landings, Inc.)
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                                  For the Nine Months Ended
                                                         September 30,
                                                  -------------------------

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

                    Future viability of the Company is dependent upon the Company obtaining additional funding. During 1999, the Company arranged private placements of its common stock for net cash proceeds of $1,530,000 and obtained short term loans in the amount of $700,000 for both its continuing and discontinued segments. The proceeds were used to provide funds for the payment of certain obligations and ongoing operations. Commencing in January 2000 through September 30, 2000, the company received cash of $482,600 through the sale of its securities and $2,165,000 from convertible promissory notes.

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

NOTE 4 - PROPERTY AND EQUIPMENT.

                    Property and equipment is summarized as follows:

                                                               September 30,
                                                               ------------
                                                                   2000
                                                               ------------
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
                                                               ===========



NOTE 5 - LONG-TERM DEBT.                                       September 30,
                                                               ------------
                                                                  2000
                                                               ------------
Mortgage note payable, secured by the vessel
  "Finest" due in monthly installments of
  $61,875 through March 10, 1999, and $56,719
  through September 10, 2005, including
  interest at 9.25% per annum, with a final
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
                                                               -----------
                                                               $11,150,497
                                                               ===========



NOTE 6 -  CONVERTIBLE PROMISSORY NOTES.

June - September 2000 - During the months of June through September 2000, the company received proceeds from nineteen convertible promissory notes, (three for $40,000, nine for $20,000, one for $15,000, four for $10,000 and two for
$5,000), totaling $365,000 dollars. Each convertible promissory note carries a simple interest rate of 10.5%. Interest only is payable quarterly, and the notes mature one-year from date of issuance. In addition, each convertible promissory note holder was issued shares of the company's common stock for each $5,000 dollars of indebtedness owed to the convertible promissory note holder at date of issuance. These shares of stock are restricted securities. The fair value of the common shares on the dates of issuance aggregated $19,469 that will be charged to operations as additional interest over the life of the notes.

   The lenders have the right, at their sole and exclusive option, to convert the outstanding indebtedness to common shares (the "Conversion Rights") of the company at any time prior to borrower making payment. Should such "Conversion Rights" be exercised, the Company shall issue such shares to the Lender at the rate of one share of common stock for each two ($2.00) dollars of the indebtedness then due and owing. The shares issued by the company through the exercise of the "Conversion Rights" will be restricted securities. The option and conversion as provided herein shall be exercised by each lender issuing written notice to the borrower. The outstanding balance for the nineteen convertible promissory notes including interest accrued as of September 30, 2000 is $368,118.

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


NOTE 7 -  CAPITAL STOCK.

          (a)       Common stock sold for consideration other than cash:

   During the third quarter of 2000, the Company issued $259,094 shares having a fair market value on the date of issuance of $259,094. The shares were issued as additional interest and as payment of a consultant's fee, and this amount is being charged to operations over the life of the convertible promissory notes issued in through out the third quarter of 2000.

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

          (b)         Common Stock And Warrants Issued for Cash:

   During 2000, the Company sold 712,667 shares of its common stock and warrants to acquire an additional 666,167 common shares at prices ranging from $1.00 to $1.25 per share for an aggregate of $482,600.

NOTE 8 -  STOCK OPTIONS AND WARRANTS.

       A summary of activity related to non-qualifying stock options and warrants granted by the Company is as follows:

                                                      Exercise
                                                       Price
                                                        Per
                              Options    Warrants      Share
                             ----------  ---------  --------------
Outstanding at January 1,
 1999                           10,000     200,000  $.96 to  $2.60

Cancelled                      (10,000)             $2.53
Granted during 1999            420,000   1,330,000  $1.00 to $1.75
                              --------   ---------
Outstanding at December
 31, 1999                      420,000   1,530,000  $1.00 to $2.60

Granted during 2000            250,000     822,917  $.50 to  $2.00
                              --------   ---------
Outstanding at September 30,
 2000                          670,000   2,352,917  $.50 to  $2.60
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

   Assuming the fair market value of the stock at the date of grant to be equal to option exercise price, the life of the options to be from 1.3 years to 7 years the expected volatility at 400%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $205,506 and $38,616 for the nine months ended September 30, 2000 and 1999, respectively, as calculated by the Black-Scholes option pricing model. As such, proforma net loss and loss per share would be as follows:

                                                     For the Nine Months Ended
                                                            September 30,
                                                    ---------------------------
                                                        2000           1999
                                                    -----------     -----------
Net loss as reported                                ($2,837,874)    ($1,463,706)
Additional compensation                                (205,506)        (38,616)
                                                    -----------     -----------
Adjusted net loss                                   ($3,043,380)    ($1,502,322)
                                                    ===========     ===========
Loss per share as reported                                ($.47)          ($.44)
                                                    ===========     ===========
Adjusted loss per share                                   ($.51)          ($.45)
                                                    ===========     ===========

(b)       Warrants Granted in 2000:

   As an inducement to purchase shares of the Company's common stock, warrants to purchase 666,167 shares were granted to individuals who purchased stock in 2000. The warrants are exercisable at various times through March 15, 2002 at prices ranging from $.50 to $2.00.

   Employees and financial consultants were issued warrants to acquire 156,750 common shares for services at $2.00 per share which was the fair value of the common stock on the date of issuance.

NOTE 9 - RESTATEMENT

   The consolidated financial statements have been restated to give effect to certain comments made by the Securities and Exchange Commission.

NOTE 10 - CONTINGENCIES

     Litigation:

   (a) On June 30, 2000, D. Weckstein & Co., Inc. ("Weckstein") filed suit against the Company in the Supreme Court of the State of New York. The Complaint alleges that the Company owes Weckstein $360,000 for services rendered by Weckstein in connection with the Company's purchase of The Cigar Box, pursuant to a letter agreement between Weckstein and the Company. In the alternative, if the Court finds that Weckstein is not entitled to damages for breach of the letter agreement, Weckstein seeks an award in quantum meruit for services rendered. Weckstein also seeks an award of its costs and disbursements.

   On July 28, 2000, the Company filed an Answer, denying that the Company owes Weckstein damages for breach of contract or in quantum meruit, raising several defenses, including that Weckstein failed to perform its obligations under the letter agreement, and seeking dismissal of the Complaint and an award of the Company's attorney's fees, costs and further relief that the Court deems just and acceptable.

   On July 28, 2000, the Company filed a Motion of Removal, and the case has been removed from the Supreme Court of the State of New York to the United States District Court for the Southern District of New York, based on the diversity jurisdiction of the Federal Court.

   (b) On August 3, 2000, the Company received a notice from a subsidiary of The Connecticut Light & Power Co. (the "Landlord"), terminating its lease for the property that is the proposed site for the Company's Stamford, Connecticut ferry terminal. The Landlord based the termination of the lease on the failure of the Company to get certain necessary permits for is use of the site. The Company disputes the Landlord's right to terminate the lease.

   On August 8, 2000, the Company filed a complaint against the Landlord in Connecticut Superior Court against alleging breach of lease, promissory estoppel, breach of the duty of good faith and fair dealing, intentional misrepresentation, negligent misrepresentation, and violation of the Connecticut Unfair Trade Practices Act by the Landlord. The Company claims that the Landlord had agreed that the permits issue would not be used to attempt to terminate the lease. The Company is seeking specific performance of the lease, compensatory and punitive damages, attorney's fees, and other relief.


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

        On March 1, 2000 the company received a total of $1,000,000 in proceeds from senior convertible promissory notes from two investment funds, originally due December 11, 2000 with interest at 10% per annum, and is payable quarterly. The Company issued a $110,000 senior convertible promissory note to a third investment fund as a finder's fee. In addition to the 10% interest, the Company issued 275,000 common shares, which the Company valued at $0.50 per share, as additional consideration. Further shares are issuable in the event of a default. In December 2000 the Company, the investment funds, and the finder agreed to extend the maturity date of the notes to June 30, 2001 and in consideration therefor, the Company agreed to issue to the investment funds shares of the Company's Common Stock at a rate of one share for each $2.00 of the outstanding indebtedness then due and owing. Further, the Company agreed to reduce the conversion price from $1.50 per share to $1.00 per share and upon a ninety day default, the conversion price is reduced from $1.00 per share to $0.75 per share. Each lender has the right at its sole and exclusive option to convert the outstanding indebtedness under the notes to common stock of the Company at any time prior to the Company making payment and should such conversion rights be exercised, the Company shall issue common stock to the lender at the rate of one share for each $1.00 of indebtedness then due and owing. The loans may be prepaid at any time, but must be repaid out of the proceeds of any financing in excess of $2,000,000.

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

        In July 2000, the Company received a total of $1,000,000 in proceeds from senior convertible promissory notes from four lenders, originally due January 14, 2001 with interest at 10% per annum, payable quarterly, and paid a finder's fee by issuance of a $88,000 note. One of these lenders exchanged a $200,000 note for its $200,000 mortgage note receivable. In December 2000 the Company and the lenders agreed to extend the maturity date of the notes to June 30, 2001 and in consideration therefor, the Company agreed to issue to the lenders shares of the Company's common stock at a rate of one share for each $2.00 of outstanding indebtedness then due and owing. Further, the Company agreed to reduce the conversion price from $1.50 per share to $1.00 per share and upon a ninety day default, the conversion price is reduced from $1.00 per share to $0.75 per share. Each lender has the right at its sole and exclusive option to convert the outstanding indebtedness under the notes to common stock of the Company at any time prior to the Company making payment and should such conversion rights be exercised, the Company shall issue common stock to the lender at the rate of one share for each $1.00 of indebtedness then due and owing. The loans may be prepaid at any time, but must be repaid out of the proceeds of any financing in excess of $2,000,000.

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

(b)  Not Applicable.

(c)  Unregistered Equity Securities of the Companies Sold During the Quarter
     -----------------------------------------------------------------------

     During July 2000, the Company issued 2,000 shares, having a fair market value on the date of issuance of $4,000, to the following purchasers of the Company's convertible promissory notes and returned $5,000, in exchange for the cancellation of 125 shares, having a fair value of $156, to Edward Holst. Each convertible promissory note holder was issued 125 shares of common stock for each $5,000 of indebtedness owed to the convertible promissory note holder at the date of issuance. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

                Name               Principal Amount of Note    Number of Shares
                ----               ------------------------    ----------------

                Frederick Keifer            $ 40,000                1,000
                Charles Consagra            $ 40,000                1,000
                Edward Holst                 ($5,000)                (125)
                                                                    =====
                                                                    1,875

     During July 2000, the Company issued 272,000 shares, having a fair market value on the date of issuance of $544,000, to the following purchasers of the Company's senior convertible promissory notes. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

          Name                     Principal Amount of Note     Number of Shares
          ----                     ------------------------     ----------------

          Joseph Giamanco                  $300,000                   75,000
          Lancer Offshore, Inc.            $500,000                  125,000
          Capital Research, Ltd.           $ 88,000                   22,000
          James Kelly                      $100,000                   25,000
          Joseph Roselle                   $100,000                   25,000
                                                                    ========
                                                                     272,000

     During August 2000, the Company sold 6,667 common shares and warrants to acquire 6,667 common shares at $2.00 per share to Thomas Coleman for $10,000 and sold 20,000 shares to Robert Garcia for $25,000. Both investors were accredited investors. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

     During August 2000, the Company issued 3,125 shares, having a fair market value on the date of issuance of $6,250, to the following purchasers of the Company's 10.5% convertible promissory notes. The number of shares issued in connection with the convertible promissory notes was negotiated on an individual investor basis. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

          Name                     Principal Amount of Note     Number of Shares
          ----                     ------------------------     ----------------

          Frederick Keifer                 $ 40,000                    2,000
          Lowell Kupfer                    $ 10,000                      250
          Gary Von Bargen                  $ 15,000                      750
          Arthur Klowden                   $  5,000                      125
                                                                    ========
                                                                       3,125

     During September 2000, the Company issued 2,500 shares, having a fair market value on the date of issuance of $5,000, to the following purchasers of the Company's 10.5% convertible promissory notes. Each convertible promissory note holder was issued 125 shares of common stock for each $5,000 of indebtedness owed to the convertible promissory note holder at the date of issuance. The number of shares issued in connection with the convertible promissory notes was negotiated on an individual investor basis. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

          Name                     Principal Amount of Note     Number of Shares
          ----                     ------------------------     ----------------

          Herman and Danny Vaden           $ 20,000                   1,000
          Herbert and Lois Rake            $ 20,000                     500
          Dorothy Bushnell                 $ 10,000                     250
          Dorothy Bushnell                 $ 10,000                     250
          John Head                        $ 20,000                     500
                                                                   ========
                                                                      2,500

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
Group A

       (c) The other matters voted on at the shareholders' meeting and the number of votes cast for, against or withheld as well as the number of abstentions are set forth as follows:

       Proposal Two:   Amendment to the Company's Certificate of Incorporation
       ------------
to change the name of the Company to LIGHTHOUSE FAST FERRY, INC.:

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

        Proposal Three:  Amendment to the Company's Certificate of
        --------------
Incorporation to authorize 10,000,000 shares of $0.01 par value Preferred Stock:

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

        Proposal Four: Amendment to the Company's Certificate of Incorporation
        -------------
to increase the number of authorized shares of $0.01 par value Common Stock from 10,000,000 to 40,000,000 shares:

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

        Proposal Five: Amendment to the Company's Certificate of Incorporation
        -------------
to provide the Board of Directors with full authority to make divisions of shares into classes and into series within any class or classes, to determine the designations and the number of shares of any class or classes, and to determine the relative rights, preferences and limitations of the shares of any class or series as the Board of Directors believes is appropriate:

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

        Proposal  Six:  Approval of the 2000  Employee  Stock Option  Plan,
        -------------
pursuant to which 1,115,000 shares of Common Stock are reserved for issuance as bonuses or upon exercise of stock options which may be granted to employees, officers or directors of, and consultants and advisers to, the Company:

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibit  3.1 - Certificate of Incorporation, as amended. (1)

     Exhibit  3.2 - Bylaws. (1)

     Exhibit 10.6 - Agreement with Robert E. Derecktor, Inc. for vessel construction. (1)

     Exhibit 10.7 - Lease Agreement for Clam Hut site dated
                    12/15/00. (1)

     Exhibit 10.8 - Amendment to Senior Promissory Notes. (1)

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




                                             LIGHTHOUSE FAST FERRY, INC.



Date: January 12, 2001                   By:   /s/ Anthony Cappaze
                                             ---------------------
                                               Anthony Cappaze, President
                                               Chief Executive Officer and
                                               Director


Date: January 12, 2001                   By:   /s/ Anthony Colasanti
                                             -----------------------
                                               Anthony Colasanti, Vice
                                               President, Secretary and
                                               Director


Date: January 12, 2001                   By:   /s/ John Ferreira, Jr.
                                             ------------------------
                                               John Ferreira, Jr., Chief
                                               Financial Officer