Form 10KSB/A
period 1999-12-31
LIGHTHOUSE FAST FERRY INC
filed 2001-01-17
CIK 1022360

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              FORM 10-KSB/A No. 4

     (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                                         -----------------


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _______ TO ______.


     Commission File Number:  0-29205
                              -------


         Lighthouse Fast Ferry, Inc. (f/k/a Lighthouse Landings, Inc.)
         -------------------------------------------------------------
                (Name of small business issuer in its charter)


                    New Jersey                       22-3241823
            ------------------------------      --------------------
            State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization       Identification No.)


       195 Fairfield Avenue, Suite 3C, West Caldwell, New Jersey  07006
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

As of December 6, 2000, there were 6,645,587 shares of the Registrant's $.01 par value Common Stock ("Common Stock"), the only outstanding class of voting securities, outstanding. Based on the closing price of the Common Stock as reported on the "Pink Sheets" on December 6, 2000, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $2,761,400.

Transitional Small Business Disclosure Format (check one):    Yes [ ]    No [X]

                           Lighthouse Landings, Inc.
                              FORM 10-KSB/A No. 4

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

     In October 1998, the Company acquired 80% of the issued and outstanding shares of the capital stock of Fast Ferry Holding Corporation, a New York corporation, and its wholly owned subsidiaries, Fast Ferry I Corporation, Fast Ferry II Corporation and New York Fast Ferry Services, Inc., all New York corporations (collectively "NY Fast Ferry"). In July 2000, the Company entered into an oral agreement with the holders of the remaining 20% of issued and outstanding shares of Fast Ferry Holding Corporation to purchase those shares by the now extended deadline of January 31, 2001. The Company and the holders of the NY Fast Ferry shares are currently negotiating a written stock purchase agreement for the purchase by the Company of the remaining NY Fast Ferry shares for a combination of cash and restricted common shares of the Company. The purchase price in the agreement under negotiation is $28,753 in cash and 102,271 common shares of the Company. Management expects that this written agreement will be finalized and executed in January 2001. NY

Fast Ferry owns two vessels, the M/V Finest and the M/V Bravest, and is in the business of operating high-speed commuter ferry services in the greater New York City harbor area. The Company issued 454,545 shares of its common stock to the NY Fast Ferry shareholders. Of the 454,545 shares issued, 70,000 shares are subject to a put under which two of the three selling shareholders can require the Company to purchase an aggregate of 70,000 shares at a price of $5.00 per share.

     As a result of the acquisition of NY Fast Ferry, the Company's primary business changed from the redevelopment of the Property to the operation of existing fast ferry service and the development of new routes. Accordingly, the Company reevaluated all other business strategies and decided to sell all non-core business assets and operations so it could focus solely on developing its core business of ferry services. In October 1999 the Company listed both the Cigar Box and the Property for sale. Efforts to sell the Cigar Box business were unsuccessful. The Company closed the Cigar Box on March 31, 2000. The Property is still listed for sale.

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

     The Company's primary passenger is the executive commuter. The Company's fast ferry service offers the executive commuter a fast, convenient, reliable, clean and comfortable alternative to the crowded public transportation available via train or bus, not to mention the congestion and stress faced by those choosing to commute via automobile. The market being served by NY Fast Ferry includes the Rumson-Red Bank peninsula immediately south of Highlands, New Jersey in Monmouth County which has an excellent market potential to support present and expanded ferry service. According to the New Jersey Department of Transportation, there are approximately 22,000 Manhattan bound daily commuters from Monmouth County, New Jersey alone.

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

     The M/V Finest was under a bareboat charter arrangement until October 31, 1999 to the Massachusetts Steamship Authority, which operates a fast ferry service in Massachusetts. The M/V Finest recently underwent a scheduled engine overhaul and is now available full-time for NY Fast Ferry operation. The M/V Finest will be used to add additional peak runs to and from Manhattan from the Clam Hut site in the Highlands area, for which the Company has received site approval from the Planning Board of the Borough of Highlands, New Jersey. The Company received written approval from the Department of Environmental Protection on October 30, 2000. On December 15, 2000 the Company executed a Parking License Agreement, Docking Permit and Lease of Dock and Office Space (the "Clam Hut Lease) for the Clam Hut site. Pursuant to the terms of the Clam Hut Lease, the Company has the right to use 125 of the parking spaces at the Clam Hut site from Monday to Friday until December 31, 2001 for a fee of $1250 per week plus 5% of gross revenues of all excursions/charters originating and/or terminating at the landlord's pier. The Clam Hut Lease is renewable at the end of each period with terms to be decided upon renewal and in keeping with the requirements of the municipality. In addition, pursuant to the terms of the Clam Hut Lease, the Company has the right to use the pier and to install a parking garage at the end of the pier and to use the outbuilding at the foot of the pier for $800.00 per month as a ticket booth. The terms of use for the pier and outbuilding are coincident with the terms of the parking space license. The Company has begun making site improvements, and began ferry service from the site on December 11, 2000. The M/V Finest will make one trip during morning peak hours to Manhattan, and two trips from Manhattan during peak evening hours.

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

     The Company is also actively seeking other sites in the New York, New Jersey and Connecticut areas suitable for providing fast ferry service to commuters to Manhattan, in order to maximize ferry capacity. If the Company is unsuccessful in negotiating acceptable terms for the Aragon property, there is sufficient time remaining on the Aragon lease to permit the Company to explore other options.

     The Company entered into a five-year lease agreement, renewable for a further five-year term, with The Connecticut Light and Power Authority (the "Landlord") for approximately 3.6 acres together with a docking facility located at Atlantic Street and Washington Boulevard in Stamford,

Connecticut (the "Stamford Property") for the purpose of operating a high-speed ferry service. The lease commenced on November 1, 1999 with rent payments commencing on March 1, 2000. Rent for the first six months (March through August) is based on an annual rate of $100,000, or $8,333.33 per month, and for the seventh through the twenty-fourth month, rent is based on an annual rate of $150,000, or $12,500 per month. On August 7, 2000, the Company received a notice from a subsidiary of its Landlord terminating the lease. The Company disputes the Landlord's right to terminate the lease and has filed legal action to enforce the lease. See Item 2, Legal Proceedings, below.

     The Company plans to operate high-speed ferry service from the Stamford Property to LaGuardia airport and to Manhattan, stopping at the pier at East 34/th/ Street and at Pier 11 downtown utilizing one newly-designed aluminum hull catamaran with a capacity of 275 passengers and a 38 knot service speed. The Company plans to expand service to up to four vessels. The design work for the new boats was completed in January 2000. The Company entered into a contract with Derecktor Shipyards ("Derecktor") for the construction of at least three vessels. Work on the first vessel has been suspended by Derecktor until the Company obtains a commitment for construction and permanent financing of the vessel. The Company is in negotiations with a number of private lenders for permanent financing of the vessel. Actual construction of the vessel will commence immediately upon the Company receiving permanent financing of the vessel. Construction is expected to be completed eight to ten months after financing is in place. The U.S. Coast Guard must issue a certificate of inspection for any new vessel the Company uses.

     Before ferry service can begin, the Company must first obtain various governmental approvals and complete site improvements on the Stamford Property. The Company expects the refurbishment to be completed within approximately 120 days from the time construction begins. The Stamford site has been zoned for parking and the Company has received oral assurances from the local authorities that it can operate fast ferry service from this site. The Company has met with its engineers and government officials, and is attempting to resolve its dispute with the Landlord on the Stamford site in a favorable manner (see the discussion in Item 2, Legal Proceedings). The Company is unable to make site improvements until the dispute with the Landlord is resolved. In the meantime, the Company is diligently proceeding with the Department of Environmental Protection (the "DEP") permit process. The Company received correspondence dated October 30, 2000 from the Connecticut DEP advising the Company that the proposed activities do not conform to the statutory criteria for which a Certification of Permission ("COP") may be issued. The correspondence further stated that the proposed activities cannot be authorized by a COP, but require a permit pursuant to
Section 22A-361 of the general statutes. Upon receipt of the correspondence, the Company discussed this matter in detail with its professional expert, Frederick
R. Harris and Company. The Company's expert met with the DEP to review this matter and was unsuccessful in achieving a resolution. On December 15, 2000 the Company filed an application with DEP in accordance with Section 22A-361, which involves public notice and expects that the DEP approval process will be concluded in approximately six (6) months. The Company received written approval from the Connecticut Department of Environmental Protection on October 30, 2000. The Company hopes to begin operations at the Stamford site by the Summer of 2001, and the site will have approximately 600 parking spaces.

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

     After the requisite site improvements are completed and operations have commenced from Stamford, the Company plans to construct a small terminal, consisting of a totally enclosed waiting room, a ticket office and necessary

Competition
-----------

     The Company currently operates in the Monmouth County, New Jersey area. In that market its main competitor is Seastreak, a well-capitalized, wholly-owned subsidiary of Sea Container Corporation, a United Kingdom based corporation. This ferry service operates from a nearby site on the Shrewsbury River, the former Connors Hotel property, and from Atlantic Highlands Yacht Harbor approximately a mile west. Seastreak has undertaken an improvement and expansion program whereby it will increase parking capacity at its Highlands facility, expand its off-peak and weekend schedules and construct a new Highlands terminal. Seastreak has substantially greater financial resources through its parent corporation, Sea Container, and the use of those resources could adversely impact the Company. In addition, Seastreak has ordered two new vessels, which are comparable to the Company's vessels, one of which is expected to be completed in February 2001 and the other is expected to be completed three months thereafter.

     Monmouth County has indicated it is contemplating an additional high speed ferry terminal and operation in a town about seven miles northwest of the Company's site in the Highlands. Although the Company previously thought that the ferry operator that would be servicing that facility would be New York Waterways, Monmouth County recently announced that new bids will be sought and the project would be delayed at least another year.

     The Company's competitors have longer and profitable operating histories, and substantially greater financial resources than the Company. The Company's inability to fund the necessary site and facilities improvements, to purchase additional ferries, or to take advantage of opportunities as they might arise, could have a significant adverse impact on its results of operations.

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

Employees
---------

     As of December 6, 2000 the Company had 25 full-time employees and 5 part-time employees. Fast Ferry Holding Corporation employs 22 of the 25 full-time employees and all of the part-time employees. The number of employees will increase as additional ferries become operational and the Stamford Property service becomes operational.

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

     The Property is subject to a first mortgage and note with an outstanding balance of $58,262. The Property is also subject to a second mortgage lien related to a note payable to Ashley North Fairfield, Inc. ("ANF Note"). The current outstanding principal balance of the ANF Note is $40,177.47 with an annual interest rate of 18%. The Company made monthly principal and interest payments in the amount of $10,000 through December 1999, and made payments of $15,000 through May 10, 2000. On June 10, 2000 any outstanding balance would have been due in full. However, the Company is renegotiating the terms of the note, such that the Company will make interest only payments on the balance until a final payment is made on or before March 31, 2001. To date, the Company is current in its obligation. Payment and satisfaction of the remaining indebtedness will be satisfied from the Company's cash reserves on or before December 31, 2000. The Property is also subject to real estate tax liens due to the non-payment of property taxes.

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

ITEM 3.   LEGAL PROCEEDINGS

     On November 25, 1997 New York Fast Ferry Services, Inc. ("NY Fast Ferry") filed suit, in the Supreme Court of the State and County of New York, against the City of New York (the "City") alleging, among other things, breach of agreement by the City for a lease of a ferry franchise agreement (the "Agreement").

     In September 1993, based on NY Fast Ferry's response to the City's Request for Proposal ("RFP"), NY Fast Ferry was awarded the ferry route contemplated in the RFP. As part of the RFP process, the City solicited NY Fast Ferry to spend approximately $12,000,000 to build two ferries to serve the route. The City provided data to NY Fast Ferry related to the economic viability of the service. Continuation of the fundamental premises in the data was necessary for the service to be economical for NY Fast Ferry. The Agreement between NY Fast Ferry and the City stated that the City intended to construct landing and terminal facilities at one end of the route, and to make improvements to the terminals at the other end of the route. The City also agreed to use its "best efforts" to provide connecting transit links to one of the terminals on the route.

     NY Fast Ferry claims that the City, for the most part, has not made the improvements on the terminals. NY Fast Ferry also claims that the City has breached its duty under the Agreement to act in good faith, and instead, has acted in a manner to undermine or destroy NY Fast Ferry's business. NY Fast Ferry is seeking $4,000,000 in compensatory damages or, alternatively, rescission of the Agreement. The proceeds, if any, of the suit are pledged 50% to the original shareholders of NY Fast Ferry and 50% to debis Financial Services, Inc. as a pledge of collateral against amounts owing to them pursuant to a note payable.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

Market Information
------------------

     The Company's Common Stock has been traded on the NASD Over-the-Counter Bulletin Board under the symbol LHFF, but it currently trades on the "Pink Sheets." The Company's stock was de-listed from the Bulletin Board pursuant to new NASD Rules, permitting only those companies who file periodic reports with the SEC to be listed. The Company intends to re-apply for listing on the Bulletin Board as soon as the Company completes the registration process under this Registration Statement. The following table sets forth the high and low bid prices of the Company's common stock during the periods indicated.


OTC Market

              Calendar              High Bid Price          Low Bid Price
              --------              --------------          -------------

2000          4/th/ Quarter         $        2.250          $        1.75
              3/rd/ Quarter                  2.950                   1.70
              2/nd/ Quarter                   3.00                   1.25
              1/st/ Quarter                  3.062                   0.50

1999          4/th/ Quarter         $         3.50          $        1.50
              3/rd/ Quarter                 5.3125                  1.625
              2/nd/ Quarter                   4.00                   1.50
              1/st/ Quarter                   4.75                   2.00

1998          4/th/ Quarter         $        2.875          $        1.25
              3/rd/ Quarter                   4.50                   2.00
              2/nd/ Quarter                  5.375                   2.25
              1/st/ Quarter                   5.25                   3.50

1997          4/th/ Quarter         $        6.625          $        2.75
              3/rd/ Quarter                   6.50                  3.125
              2/nd/ Quarter                   6.00                   2.00
              1/st/ Quarter                    *                      *

____________
*  Trading did not commence until 2/nd/ Quarter.

     The closing bid price of the Common Stock on the OTC Bulletin Board on December 29, 2000, was $2.20 per share.

Holders
-------

     As of December 6, 2000, there were approximately 125 holders of the Company's Common Stock, who collectively held 6,645,587 issued and outstanding shares.

Dividends
---------

     The Company did not declare or pay cash or other dividends on its Common Stock during the last two fiscal years. The Company has no plans to pay any dividends, although it may do so if its financial position changes.

Recent Sales of Unregistered Securities.
---------------------------------------

     In September 1997 the Company granted options to acquire 56,250 shares exercisable at $4.00 per share to a consultant, Hazlett Investors Co. In October 1997 the consultant exercised options to acquire 8,750 shares of common stock at $4.00 per share. Both the grant and the exercise were exempt under Section 4(2) of the Securities Act of 1933 (the "Act"). The options to purchase the remaining 47,500 shares expired in 1998. No commissions or finder's fees were paid on the transaction.

     In October 1997 the Company issued 2,500 shares of its common stock to a consultant, Hazlett Investors Co. (at a value of $1.00 per share), in lieu of interest owed to the consultant. The transaction was exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

     In October 1997 the Company issued 25,000 shares of its common stock to an accredited investor (Gerald Kay) for $3.75 per share in a transaction exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

     In December 1997 the Company issued 75,000 shares of its common stock to Edward Meyer in exchange for all of the outstanding shares of the Cigar Box, Inc. in a transaction exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

     In April 1998 the Company issued 30,000 shares of its common stock to Robert Corey and Oscar Perez for $3.25 per share in a transaction exempt under
Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

     In October 1998 the Company issued an aggregate of 454,545 shares of its common stock to the three shareholders of Fast Ferry Holding Corp. (John Koenig, Paul Derecktor, and John Davis) in exchange for 80% of the outstanding shares of Fast Ferry Holding Corp. in a transaction exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

     In October 1998 the Company granted one of its noteholders (debis Financial Services, Inc.), as part of refinancing negotiations, warrants to purchase 200,000 shares of its common stock exercisable at $2.60 per share until March 16, 2004. The transaction was exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

     In October 1998 the Company granted an option to purchase 10,000 shares of common stock to John Koenig. The option was exercisable at $2.53 per share until October 6, 2001. The transaction was exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction. Those options were cancelled.

     In June 1999, the Company entered into a loan agreement with Ashley North, Inc., and in connection with that loan, issued a promissory note and 25,000 shares of its common stock in June 1999 and an additional 25,000 shares in December 1999. The transaction was exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

     In June 1999, the Company issued 100,000 shares of its common stock to Anthony F. Cappaze, an accredited investor, for $50,000. The transaction was exempt under Section 4(2) of the Act.

     In July 1999, the Company issued a $200,000 promissory note, and warrants to purchase 200,000 shares of common stock at $1.00 per share exercisable for three years, for a $200,000 investment by Joseph Giamanco, an accredited investor. The note is convertible to common stock at the option of the holder. The transaction was exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

     In September 1999, a consultant (Raymond Wright) purchased 50,000 shares of common stock at a price of $0.10 per share in a transaction exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

     In October 1999, the Company granted an option to purchase 20,000 shares of common stock to John Koenig, as part of his employment agreement. The option is excisable at $1.50 per share until October 6, 2001. The transaction was exempt under Section 4(2) of the Act. No commissions or finder's fees were paid on the transaction.

     In October 1999, the Company issued, as a bonus to an employee (Judi Herkloz), warrants to purchase 5,000 shares of common stock at $1.00 per share, exercisable for one year.

     In October 1999, the Company issued an aggregate of 1,250,000 shares to Michael Lauer and two companies controlled by that investor (Lancer Offshore and the Viator Fund, Ltd.), all of them accredited investors, for gross proceeds of $1,250,000 or $1.00 per share. The Viator Fund also received warrants to purchase an aggregate of 750,000 shares of common stock exercisable at $1.25 per share until October 31, 2002. A finder's fee was paid to Capital Research on this portion of the offering in the amount of $125,000 and warrants to acquire 75,000 shares of common stock exercisable at $1.25 per share for five years.

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

     In January 2000, the Company sold 97,500 shares of common stock at $1.00 per share, less a finder's fee of $8,500, and an equal number of warrants good for purchasing shares of common stock for $1.25 per share, exercisable for one year, to the following accredited investors:

                                                   Number of Shares
                     Name                            and Warrants
                     ----                          ----------------

                     Joseph Pontoriero                  25,000

                     Anthony R. Mautone                 15,000

                     Joseph Capozza                     25,000

                     Daniel Coiro                       25,000

                                                   Number of Shares
                     Name                            and Warrants
                     ----                          ----------------

                     Andrew Scott                        7,500

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

     In March 2000, the Company issued 125,000 shares of its common stock to The Orbiter Fund and 125,000 shares to The Viator Fund, both accredited investors, in consideration of a $1,000,000 bridge loan to the Company. Capital Research, Ltd., which acted as the finder in the transaction, received 25,000 shares. The transaction was conducted in reliance on Section 4(2) of the Act and Rule 506.

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

               Name                            Number of Shares
               ----                            ----------------

               Christopher Karounos                  7,000
               Jason Karounos                        7,000
               Peter Karounos                        7,000
               Dana Schwartz                         8,000

                                                    ======
                                                    29,000

     During June 2000, the Company issued 3,500 shares, having a fair market value on the date of issuance of $4,375, to the following purchasers of the Company's convertible promissory notes. Each convertible promissory note holder was issued 125 shares of common stock for each $5,000 of indebtedness owed to the convertible promissory note holder at the date of issuance. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

Name                            Principal Amount of Note       Number of Shares
----                            ------------------------       ----------------

Robert Powless                          $20,000                      500
Arthur Klowden                          $ 5,000                      125
Herman and Danny Vaden                  $20,000                      500
Steve Carcaterra                        $20,000                      500
Edward Holst                            $ 5,000                      125
Lowell Kupfer                           $10,000                      250
Frederick Keifer                        $20,000                      500
Herbert and Lois Rake                   $20,000                      500
Loren and Judith Hanson                 $20,000                      500

                                                                   =====
                                                                    3500

     During June 2000, the Company issued 20,000 shares of common stock, having a fair market value on the date of issuance of $40,000, to providers of professional services. The shares were issued as follows: 10,000 were issued to Colasanti & Scott, L.L.P. for outside legal services and 10,000 were issued to Patricia Beene, CPA, for financial services rendered.

     In June 2000, the Company sold 12,500 shares of common stock at $1.25 per share, to the following accredited investor. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

          Name                               Number of Shares
          ----                               ----------------

          Dana Schwartz                            12,500

                                                   ======
                                                   12,500

     In June 2000, the Company sold 12,500 shares of common stock at $1.00 per share, to the following accredited investor. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

          Name                               Number of Shares
          ----                               ----------------

          Felice Barone                            12,500

                                                   ======
                                                   12,500

     In June 2000, the Company issued 100,000 shares of common stock, in satisfaction of debt outstanding on the discontinued operation, to the following accredited investor. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

          Name                               Number of Shares
          ----                               ----------------

          Nathan Plafsky                           100,000

                                                   =======
                                                   100,000

     During July 2000, the Company issued 2,000 shares, having a fair market value on the date of issuance of $4,000, to the following purchasers of the Company's convertible promissory notes and returned $5,000, in exchange for the cancellation of 125 shares, to Edward Holst. Each convertible promissory note holder was issued 125 shares of common stock for each $5,000 of indebtedness owed to the convertible promissory note holder at the date of issuance. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

          Name                   Principal Amount of Note     Number of Shares
          ----                   ------------------------     ----------------

          Frederick Keifer              $ 40,000                  1,000
          Charles Consagra              $ 40,000                  1,000
          Edward Holst                   ($5,000)                  (125)

                                                                 ======
                                                                  1,875

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

                                                                 =======
                                                                 272,000


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

                                                                  =====
                                                                  3,125

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


     Name                     Principal Amount of Note   Number of Shares
     ----                     ------------------------   ----------------

     Herman and Danny Vaden            $20,000               1,000
     Herbert and Lois Rake             $20,000                 500
     Dorothy Bushnell                  $10,000                 250
     Dorothy Bushnell                  $10,000                 250
     John Head                         $20,000                 500

                                                             =====
                                                             2,500


     During October 2000, the Company issued 138,750 shares, having a fair market value on the date of issuance of $208,125, to the following purchasers of the Company's senior convertible promissory notes. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.


     Name                         Principal Amount of Note  Number of Shares
     ----                         ------------------------  ----------------

     Capital Research, Ltd.                 $ 55,000            13,750
     Lancer Offshore, Inc.                  $200,000            50,000
     Lancer Partner, L.P.                   $300,000            75,000

                                                               =======
                                                               138,750

     During October of 2000, the Company issued 2,375 shares, having a fair market value on the date of issuance of $3,126, to the following purchasers of the Company's 10.5% convertible promissory notes. Each convertible promissory note holder was issued 125 shares of common stock for each $5,000 of indebtedness owed to the convertible promissory note holder at the date of issuance. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

     Name                           Principal Amount of Note    Number of Shares
     ----                           ------------------------    ----------------

     Gary Von Bargen                          $ 5,000                125
     Dorothy Bushnell                         $40,000              1,000
     Frederick Keifer                         $40,000              1,000
     Lynn J. or Raymond M. Flower             $10,000                250

                                                                   =====
                                                                   2,375


     During November of 2000, the Company issued 36,500 shares, having a fair market value on the date of issuance of $54,750, to the following purchasers of the Company's 10.5% convertible promissory notes. The number of shares issued in connection with the convertible promissory notes was negotiated on an individual investor basis. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.


     Name                        Principal Amount of Note     Number of Shares
     ----                        ------------------------     ----------------

     Frederick Keifer                     $60,000                 20,000
     Dorothy Bushnell                     $60,000                  1,500
     Dorothy Bushnell                     $20,000                 15,000

                                                                  ======
                                                                  36,500

     In December 2000, the Company sold 16,000 shares to the following two accredited investors at $1.25 per share. The offering was conducted in reliance on Section 4(2) of the Act.

     Name                                   Number of Shares
     ----                                   ----------------

     Michael and Eileen Graham                  16,000

                                                ======
                                                16,000

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

Comparison of the Year Ended December 31, 1999 vs. December 31, 1998.

     Consolidated revenues for the twelve month period ended December 31, 1999 totaled $3,285,978 and were comprised of $2,214,884, or 67%, from passenger tickets from the NY Fast Ferry service operating from Highlands (NJ), $789,859, or 24%, from the charter of the M/V Finest to the Massachusetts Steamship Authority, which terminated in October 1999, and about $281,000, or 9%, from excursion trips and galley sales. During the twelve months ended December 31, 1999, the Company ran a total of 1,198 revenue trips from its Highlands (NJ) site at a 47% load factor. The ferry service ran over 98% of its scheduled trips, missing only a single trip due to weather conditions or the condition of the vessels. As the Company acquired the NY Fast Ferry operation in October 1998, the consolidated revenues generated in the period of the prior year under review reflect only three months of operations of the ferry service, which totaled $681,167. Of the revenues, about $438,000, or 64%, was attributable to passenger tickets sales, $217,500, or 32%, was attributable to the charter of the M/V Finest, and $25,675, or 4%, was generated from excursion trips and galley sales.

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

     Marketing and administrative expenses totaled $1,223,374 and $514,036, for the years ended December 31, 1999 and 1998, respectively. Of the total marketing and administrative expenses in 1999, $486,624, or 40%, is attributable to administration of the ferry service and $710,920, or 58%, is attributable to corporate administration. For the comparable period in the prior year, 18%, or $91,120, of the total marketing and administrative expenses was attributable to the administration of the ferry service and $287,056, or 56%, was attributable to corporate administration. Salaries and related benefits for ferry administration totaled $285,150, or 23%, and $64,028, or 12%, of the marketing and administrative expenses for the years ended December 31, 1999 and 1998, respectively. The increase was attributable to the addition of headcount as the operation expanded. Corporate management compensation represented $374,229, or 31%, and $183,334, or 36%, of the total category for the period ended 1999 and 1998, respectively. The Company incurred occupancy expense, including utilities and maintenance for the 1999 period under review totaling $41,013 as compared to $8,068 for the prior period in 1998 when it utilized available space in the offices of certain officers and directors, as well as at the Cigar Box.

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

     On March 1, 2000 the company received a total of $1,000,000 in proceeds from senior convertible promissory notes from two investment funds, originally due December 11, 2000 with interest at 10% per annum, and is payable quarterly. The Company issued a $110,000 senior convertible promissory note to a third investment fund a finder's fee. In addition to the 10% interest, the Company issued 250,000 common shares, which the Company valued at $0.50 per share, as additional consideration. Further shares are issuable in the event of a default. In December 2000 the Company and the investment funds agreed to extend the maturity date of the notes to June 30, 2001 and in consideration therefor, the Company agreed to issue to the investment funds shares of the Company's Common Stock at a rate of one share for each $2.00 of the outstanding indebtedness then due and owing. Further, the Company agreed to reduce the conversion price from $1.50 per share to $1.00 per share and upon a ninety day default, the conversion price is reduced from $1.00 per share to $0.75 per share. Each lender has the right at its sole and exclusive option to convert the outstanding indebtedness under the notes to common stock of the Company at any time prior to the Company making payment and should such conversion rights be exercised, the Company shall issue common stock to the lender at the rate of one share for each $1.00 of indebtedness then due and owing. The loans may be prepaid at any time, but must be repaid out of the proceeds of any financing in excess of $2,000,000.

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

     In July 2000, the Company received a total of $1,000,000 in proceeds from senior convertible promissory notes from four lenders, originally due January 14, 2001 with interest at 10% per annum, payable quarterly, and paid a finder's fee by issuance of a $88,000 note. One of those lenders exchanged a $200,000 note for its $200,000 mortgage note receivable. In December 2000 the Company and the lenders agreed to extend the maturity date of the notes to June 30, 2001 and in consideration therefor, the Company agreed to issue to the lenders shares of the Company's common stock at a rate of one share for each $2.00 of outstanding indebtedness then due and owing. Further, the Company agreed to reduce the conversion price from $1.50 per share to $1.00 per share and upon a ninety day default, the conversion price is reduced from $1.00 per share to $0.75 per share. Each lender has the right at its sole and exclusive option to convert the outstanding indebtedness under the notes to common stock of the Company at any time prior to the Company making payment and should such conversion rights be exercised, the Company shall issue common stock to the lender at the rate of one share for each $1.00 of indebtedness then due and owing. The loans may be prepaid at any time, but must be repaid out of the proceeds of any financing in excess of $2,000,000.

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

Subsequent Events
-----------------

     In October, the Company received a total of $500,000 in proceeds from senior convertible promissory notes from two lenders and issued a $55,000 note as a finder's fee, originally due January 30, 2001 with interest at 10% per annum, payable quarterly. In December 2000 the Company and the lenders agreed to extend the maturity date of the loans to June 30, 2001 and in consideration therefor, the Company agreed to issue to the lenders shares of the Company's common stock at a rate of one share for each $2.00 of outstanding indebtedness then due and owing. Further, the Company agreed to reduce the conversion price from $1.50 per share to $1.00 per share and upon a ninety day default, the conversion price is reduced from $1.00 per share to $0.75 per share. Each lender has the right at its sole and exclusive option to convert the outstanding indebtedness under the notes to common stock of the Company at any time prior to the Company making payment and should such conversion rights to exercised, the Company shall issue common stock to the lender at the rate of one share for each $1.00 of indebtedness then due and owing. The loans may be prepaid at any time, but must be repaid out of the proceeds of any financing in excess of $2,000,000.

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

Forward-Looking Statements
--------------------------

     Discussions and information in this document which are not historical facts should be considered forward-looking statements. With regard to forward-looking statements, including those regarding the potential revenues from the additional ferry operations from the Stamford Property, and the business prospects or any other aspect of the Company, actual results and business performance may differ materially from that projected or estimated in such forward-looking statements. The Company has attempted to identify in this document certain of the factors that it currently believes may cause actual future experience and results to differ from its current expectations. In addition to the risks cited above specific to the ferry business, differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, entry of new and stronger competitors in the ferry business, insufficient parking space for potential ferry customers, inadequate capital and the inability to obtain funding from third parties, unexpected costs and the inability to obtain or keep qualified personnel.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The names, ages, municipalities of residence, positions with the Registrant, and principal occupations of the directors and executive officers of the Registrant as of January 2, 2001 are as follows:


     Name, Age and
 Municipality Residence                     Office                  Other Business Experience
 ----------------------                     ------                  -------------------------
Anthony Cappaze                 Chairman, Chief Executive         President of Trinity Group
Short Hills, NJ                 Officer of the Company and        since 1998; Regional Manager
Age:  56                        Director since its inception.     for Northern Telecom 1983 -
                                                                  1998.

Anthony Colasanti               Vice President, General           Partner in the law firm of
West Orange, NJ                 Counsel and Director of the       Colasanti and Scott July 1998
Age:  57                        Company since 1996. Secretary     - 2000; partner in the law
                                of the Company since January      firm Colasanti, Ermel & Cosale
                                1999.                             1994 - 1998.

Francis Matusek                 Director of the Company since     Partner in the accounting and
Matawan, NJ                     its inception; Officer of the     tax consulting firm of Matusek
Age:  48                        Company from its inception        & Company since 1974.
                                until January 1999.


Gregory J. Hauke                Director of the Company since     President of Hauke Realty,
Freehold, NJ                    June 2000.                        Inc. since 1985.  Chief
Age:  50                                                          Financial Officer of Phoenix
                                                                  Funding since 1996.



John Ferreira, Jr.              Chief Financial Officer of the    Corporate Controller of ESC
Washington Township, NJ         Company since May 2000.           Sharplan Medical Systems,
Age:  37                                                          North American Operations from
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

                          SUMMARY COMPENSATION TABLE

  FISCAL YEAR COMPENSATION                             LONG TERM COMPENSATION

                                                                    Awards                                  Payouts
                                                                    ------                                  -------

                                                                                             Restricted
                                                                                               Shares
                                                                                                 or                    All other
                                                                          Securities under   Restricted        LTIP     Compen-
     Name and                    Salary/(1)/    Bonus    Other Annual       Option/SARs        Share         Payouts     sation
Principal Position    Year           ($)         ($)     Compensation         Granted          Units           ($)         ($)
------------------    ----           ---         ---     ------------         -------          -----           ---         ---
Anthony Cappaze/      1999         100,000        0           0               300,000             0             0         5,700
Chairman              1998          75,000        0           0                  0                0             0           0
and CEO               1997          75,000        0           0                  0                0             0           0

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

Agreements with Management.
--------------------------

     The Company had employment agreements with Messrs. Cappaze and Matusek that provided for annual salaries of $75,000 each through April 30, 1998 and $100,000 each, thereafter. Mr. Cappaze and Mr. Colasanti signed new employment agreements in January 2000, and Mr. Matusek's agreement ended March 31, 1999. Mr. Cappaze's employment agreement dated January 2000 provides that he receive warrants for the purchase of 100,000 shares of common stock at $1.00 per share for each of three years and options, which expire on 1/1/07, to acquire 200,000 shares of common stock at $1.00 per share, of which options for 100,000 shares are not exercisable until 1/1/02, and the remainder are exercisable beginning 1/1/03. Mr. Colasanti's employment agreement dated January 2000 provides that he receive warrants for the purchase of 100,000 shares of common stock at $1.00 per share for each of three years and options, which expire on 1/1/07, for 100,000 shares of common stock at $1.00 per share, of which 50% are exercisable commencing 1/1/02, and the remainder are exercisable beginning 1/1/03. Mr. Cappaze and Mr. Matusek have deferred a significant portion of their compensation under these agreements. This deferred compensation carries an interest rate of 4% per annum. As of December 31, 1999, the total deferred compensation, including interest due, was $198,870.

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


                      OPTION/SAR GRANTS IN PREVIOUS YEAR
                               INDIVIDUAL GAINS

                         Number of        % of Total
                         Securities      Options/SARs
                         Underlying       Granted to
                        Options/SARs     Employees in      Exercise or Base     Market Price on
Name                    Granted (#)      Fiscal Year         Price ($/Sh)        Date of Grant      Expiration Date
----                    -----------      -----------         ------------        -------------      ---------------
Anthony Cappaze           200,000            32%                $1.75                $1.75             06/11/02
                          100,000            16%                $1.25                $1.25             10/27/01

Anthony Colasanti         100,000            16%                $1.50                $1.50             12/20/01
                          100,000            16%                $ 125                $1.25             10/27/01

_________________

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

Aggregated Option/SAR Exercised in Last Fiscal Year and FY-End Option/SAR Values


                                                                         Number of Securities
                                                                              Underlying
                                                                             Unexercised              Value of
                                                                         Options/SARs at FY-         Unexercised
                                                                               End (#)             Options/SARs at
                                                                                                     FY-End ($)

                       Shares Acquired on                                    Exercisable/            Exercisable/
Name                      Exercise (#)          Value Realized ($)           Unexercisable           Unexercisable
----                      ------------          ------------------           -------------           -------------
Anthony Cappaze        -0-                      -0-                     200,000 all exercisable           N/A
                                                                        100,000 all exercisable         $16,000

Anthony Colasanti      -0-                      -0-                     100,000 all exercisable           N/A
                                                                        100,000 all exercisable         $16,000

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 6, 2000, the number of shares of the Company's outstanding $0.01 par value common stock beneficially owned by each of the Company's current directors and the Company's executive officers, the number of shares beneficially owned by all of the Company's current directors and named executive officers as a group, and the number of shares owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of common stock:

Name and Address                    Amount and Nature of          Percent of
Of Beneficial Owner                 Beneficial Ownership         Common Stock
-------------------                 --------------------         ------------

Anthony Cappaze                        1,509,850/(1)/               21.4%
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ  07006

Anthony Colasanti                        390,000/(2)/                5.6%
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ  07006

Francis P. Matusek                     1,050,400/(3)/               15.8%
186 Highway 34
Matawan, New Jersey 07747

Ray Wright                               150,000/(4)/                2.2%
One Springfield Avenue
Summit NJ  07901

John Ferreira, Jr.                           0                        *
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ  07006

Gregory J. Hauke                          29,250                      *
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ  07006

All current directors and executive    2,979,500/(5)/               39.8%
 officers as a group
(five persons)

_______________________
*Less than one percent.
(1) Includes 718,700 shares owned by Cappaze Associates, L.P., of which Mr. Cappaze is the General Partner; 78,000 shares owned by Elchanan Dulitz FBO Ashley North Ave. Inc., to which Mr. Cappaze pledged stock to secure a loan to the Company; 15,000 shares owned by Mr. Cappaze's spouse; options to acquire 200,000 shares at $1.75 per share until 6/11/2002; warrants to purchase 100,000 shares at $1.25 per share until 10/27/2001; and warrants to purchase 100,000 shares at $1.00 per share until January 2003. Does not include options to acquire 200,000 shares at $1.00 per share until 1/1/07, which are not exercisable before 1/1/02.
(2) Includes options to acquire 100,000 shares at $1.50 per share until 12/20/2001; warrants to purchase 100,000 shares at $1.25 per share until 10/27/2001; warrants to purchase 100,000 shares at $1.00 per share until January 2003, and warrants to purchase 50,000 shares at $1.00 per share until January 2002. Does not include options to acquire 100,000 shares at $1.00 per share until 1/1/07, which are not exercisable before 1/1/02.
(3)  Includes 2,250 shares owned by Mr. Matusek's spouse.
(4) Includes options to acquire 100,000 shares at $1.00 per share until 12/04. Raymond F. Wright tendered his resignation as Treasurer, effective 03/15/00.
(5)  Includes footnotes 1 through 3.

Other Owners.
------------

     To the knowledge of the Directors and Senior Officers of the Company, as of December 6, 2000, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than the following:



Name and Address                                      Amount and Nature of             Percent of
of Beneficial Owner                                   Beneficial Ownership            Common Stock
-------------------                                   --------------------            ------------

Capital Research Ltd.                                      556,873/(1)/                       7.8%
27241 Paseo Peregrino
San Juan Capistrano, CA  92675

Joseph Giamanco                                          1,228,917/(2)/                      16.1%
c/o Henry Kramer
GHM, Inc.
74 Trinity Place
New York, NY  10006

Michael Lauer                                            4,436,467/(3)/                      46.3%
c/o The Lancer Group
375 Park Avenue
New York, NY  10152

(1) Includes 126,500 shares to be issued pursuant to an amendment to senior promissory notes executed in December 2000; warrants to purchase 75,000 shares at $1.25 per share until October 2004; approximately 144,623 shares underlying currently convertible promissory notes, such notes being convertible into shares of common stock at the rate of one share for each $1.00 of indebtedness then due and owing (number reflects indebtedness under the notes as of November 30, 2000); approximately 100,000 shares underlying a currently convertible promissory note, such note being convertible into shares of common stock at the rate of one share for each $1.00 of indebtedness then due and owing to be issued in consideration for the negotiation and execution of the amendment to senior promissory notes; and 50,000 shares to be issued in consideration of the negotiation and execution of the amendment to senior promissory notes.
(2) Includes warrants to purchase 200,000 shares at $1.00 per share until July 2002; 200,000 shares underlying a convertible promissory note, such note being convertible into shares of common stock at the rate of one share for each $1.00 of indebtedness then due and owing; warrants to purchase 150,000 shares at $0.50 per share until March 2002; approximately 303,917 shares underlying a convertible promissory note, such note being convertible into shares of common stock at the rate of one share for each $1.00 of indebtedness then due and owing; and 150,000 shares to be issued pursuant to an amendment to senior promissory notes executed in December 2000.
(3) Mr. Lauer is Managing Director of Lancer Offshore, Inc., The Viator Fund Ltd. and The Orbiter Fund, and managing partner of Lancer Partners, L.P. This total includes 1,733,754 shares beneficially owned by Lancer Offshore, Inc.; 1,625,000 shares and warrants beneficially owned by The Viator Fund, Ltd.; 375,000 shares beneficially owned by The Orbitor Fund; 452,713 shares beneficially owned by Lancer Partners, L.P.; and 250,000 shares owned directly by Mr. Lauer.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 1999 Anthony Cappaze, an officer and director of the Company, was granted options to purchase 200,000 shares of common stock exercisable at $1.75 per share for three years. In October 1999, Mr. Cappaze was granted warrants to purchase 100,000 shares of common stock at $1.00 per share for two years. Mr. Cappaze signed a new Employment Agreement as of January 2000, which provides that he receives warrants for the purchase of 100,000 shares of common stock at $1.00 per share for three years, and options, which expire on 1/1/07, to acquire 200,000 shares of common stock at $1.00 per share, of which options for 100,000 shares are not exercisable until 1/1/02 and the remainder are exercisable beginning 1/1/03. In January 2000, the Board of Directors voted to issue 120,000 shares to Mr. Cappaze in lieu of outstanding salary for 1996 and 1997 of $102,000.

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

     In March 2000, the Company issued 125,000 shares to the Viator Fund and 125,000 shares to another entity in consideration of a $1,000,000 bridge loan to the Company.

     In July 2000, the Company issued 125,000 shares, having a fair market value on the date of issuance of $2.00 per share, to Lancer Offshore, Inc. in connection with its purchaser of a senior convertible promissory note of the Company in the amount of $500,000.

     In October 2000, the Company issued 75,000 shares, having a fair market value on the date of issuance of $1.50 per share, to Lancer Offshore, Inc. in connection with its purchaser of a senior convertible promissory note of the Company in the amount of $200,000.

     In December 2000, the Company entered into an Amendment to Senior Promissory Note Agreement whereby the Company agreed to issue 350,000 shares to Lancer Offshore, Inc.; 250,000 shares to The Orbiter Fund, Ltd.; 250,000 shares to The Viator Fund, Ltd.; 150,000 shares to Lancer Partners, L.P.; 150,000 shares to Joseph Giamanco; and 176,650 shares to Capital Research Ltd. in consideration of the extension of the maturity dates of certain Senior Convertible Promissory Notes and the reduction of the conversion prices.

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

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                        FINANCIAL STATEMENTS - RESTATED

                               DECEMBER 31, 1999

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS - RESTATED

                                                                                                  Page No.
                                                                                                 -----------
Lighthouse Landings, Inc. and Subsidiaries

     Independent Accountants' Report                                                                     F-1

     Consolidated Balance Sheets As at December 31, 1999 and 1998..............................          F-2

     Consolidated Statements of Operations For the Years Ended December 31, 1999 and 1998......          F-3

     Consolidated Statements of Changes in Stockholders' Equity
        For the Years Ended December 31, 1999 and 1998.........................................          F-4

     Consolidated Statements of Cash Flows
        For the Years Ended December 31, 1999 and 1998.........................................    F-5 - F-6

     Notes to Consolidated Financial Statements................................................   F-7 - F-23

Lighthouse Landings, Inc. and Subsidiaries Pro Forma Financial Statements (Unaudited)

     Pro Forma Financial Statement Headnote (Unaudited)........................................         F-24

     Pro Forma Statement of Operations
        For the Year Ended December 31, 1998 (Unaudited).......................................         F-25

     Notes To Pro Forma Financial Statements (Unaudited).......................................         F-26

     Pro Forma Adjustments (Unaudited).........................................................         F-27

Fast Ferry Holding Corp. and Subsidiaries

     Independent Accountants' Report...........................................................         F-28

     Consolidated Balance Sheets As at October 6, 1998 December 31, 1997
        And December 31, 1996..................................................................         F-29

     Consolidated Statements of Operations and Deficit
        For The Period January 1, 1998 to October 6, 1998 And For The
        Years Ended December 31, 1997 and 1996.................................................         F-30

     Consolidated Statements of Cash Flows
        For The Period January 1, 1998 to October 6, 1998 And For The
        Years Ended December 31, 1997 and 1996.................................................         F-31

     Notes to Consolidated Financial Statements................................................  F-32 - F-35

Unaudited Consolidated Condensed Financial Statements for the Period Ended September 30, 2000

     Consolidated Condensed Balance Sheets as at
         September 30, 2000 and December 31, 1999 (Unaudited)..................................          i-2

     Consolidated Condensed Statements of Operations
         For the Three and Nine Months Ended September 30, 2000 and 1999 (Unaudited)...........          i-3

     Consolidated Condensed Statement of Changes in Stockholders'
          Equity and (Capital Deficiency)
          For the Nine Months Ended September 30, 2000 (Unaudited).............................          i-4

     Consolidated Condensed Statements of Cash Flows
          For the Nine Months Ended September 30, 2000 (Unaudited).............................   i-5 to i-6

     Notes to Consolidated Condensed Financial Statements (Unaudited)..........................  i-7 to i-17

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

                                        /s/ WEINICK SANDERS LEVENTHAL & CO., LLP


New York, N. Y.
February 23, 2000 (Except as to Note 11
 as to which the date is March 31, 2000)

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS - RESTATED

                                    ASSETS
                                    ------
                                                          December 31,
                                                  -----------------------------
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

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS - RESTATED

                                                       For the Years Ended
                                                           December 31,
                                                    --------------------------
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

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - RESTATED

                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                   Additional                      Stock          Total
                                               Common Stock          Paid-In     (Accumulated   Subscriptions   Stockholders'
                                            --------------------
                                             Number      Amount      Capital       Deficit)       Receivable       Equity
                                            ---------   --------   -----------   ------------   -------------   -------------
Balance at January 1, 1998                  2,736,250   $ 27,363   $ 2,473,883    ($1,507,273)  $           -   $     993,973
Issuance of shares upon
  the acquisition of
  Fast Ferries Holding Corp.                  384,545      3,845       969,055              -               -         972,900
Increase of shares for cash                    30,000        300        97,200              -               -          97,500
Stock subscription                            100,000      1,000       249,000              -        (250,000)              -
Value of 200,000 warrants issued
  pursuant to noteholder for
  refinancing Corp.                                 -          -        20,000              -               -          20,000
Net loss for 1998                                   -          -             -     (1,114,187)              -      (1,114,187)
                                            ---------   --------   -----------   ------------   -------------   -------------

Balance at December 31, 1998                3,250,795     32,508     3,809,138     (2,621,460)       (250,000)        970,186
Payments for shares subscribed for                  -          -             -              -         250,000         250,000
Increase of shares for cash                 1,550,000     15,500     1,304,500              -               -       1,320,000
Shares issued to noteholder as interest        50,000        500        99,500              -               -         100,000
Shares issued for services rendered            55,000        550        99,450              -               -         100,000
Net loss for 1999                                   -          -             -     (2,522,911)              -      (2,522,911)
                                            ---------   --------   -----------   ------------   -------------   -------------

Balance at December 31, 1999                4,905,795   $ 49,058   $ 5,312,588    ($5,144,371)  $           -   $     217,275
                                            =========   ========   ===========   ============   =============   =============

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED

                                                                         For the Years Ended
                                                                             December 31,
                                                                      ---------------------------
                                                                          1999           1998
                                                                      ------------   ------------
Cash flows from operating activities:
  Net loss continuing operations                                       ($1,975,910)     ($669,634)
                                                                      ------------   ------------
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Minority interests                                                     (11,071)       (42,534)
    Depreciation                                                           904,837        253,489
    Amortization of goodwill                                                80,945        331,161
    Impairment loss                                                              -         78,007
    Amortization of deferred finance cost                                    4,000            909
    Imputed interest                                                       156,909         42,440
    Stock issued for services rendered and interest                        200,000              -
    Deferred revenues                                                       22,199        (49,746)
    Increase (decrease) in cash flows as a result of
        changes in assets and liabilities net of assets
        and liabilities acquired in an acquisition:
      Accounts receivable                                                        -          9,826
      Inventories                                                          (39,891)        (1,057)
      Prepaid expenses and other current assets                            (55,686)       (35,995)
      Accounts payable                                                     264,654        506,738
      Accrued officers compensation                                        (34,602)       137,236
      Other taxes                                                          (36,673)             -
                                                                      ------------   ------------
                                                                         1,455,621      1,230,474
                                                                      ------------   ------------
Net cash provided by (used in) operating
  activities of continuing operations                                     (520,289)       560,840

Net cash provided by discontinued operations                               147,923              -
                                                                      ------------   ------------
Net cash flows provided by (used in) operating activities                 (372,366)       560,840
                                                                      ------------   ------------

Cash flows from investing activities:
  Acquisition of property and equipment                                    (90,192)             -
  Cash paid for acquisition                                                      -       (141,257)
                                                                      ------------   ------------
Net cash used in investing activities                                      (90,192)      (141,257)
                                                                      ------------   ------------

Cash flows from financing activities:
  Proceeds from loans                                                      400,000         49,779
  Repayments of redeemable stock obligations                              (225,000)             -
  Proceeds from stock subscription                                         250,000              -
  Repayments of long-term debt                                          (1,247,091)      (642,001)
  Proceeds from issuance of common stock                                 1,320,000         97,500
                                                                      ------------   ------------
Net cash provided by (used in) financing
  activities of continuing operations                                      497,909       (494,722)
                                                                      ------------   ------------

Net increase (decrease) in cash                                             35,351        (75,139)

Cash at beginning of year                                                   62,606            479

Cash acquired from acquisition                                                   -        137,266
                                                                      ------------   ------------

Cash at end of year                                                   $     97,957   $     62,606
                                                                      ============   ============

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                                                           For the Years Ended
                                                               December 31,
                                                       ----------------------------
                                                           1999           1998
                                                       -------------  -------------
Supplemental Disclosures of Cash Flow Information:

Cash paid during the year:
    Interest                                           $   1,072,251  $     166,591
                                                       =============  =============
    Income taxes                                       $       1,323  $       1,014
                                                       =============  =============

Supplemental Schedules of Noncash Activities:

  Stock issued for business acquisition:
    Common stock                                       $           -  $     972,900
                                                       =============  =============
    Redeemable common stock                            $           -  $     350,000
                                                       =============  =============
    Warrants issued as inducement to note holder       $           -  $      20,000
                                                       =============  =============

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - RESTATED

                               DECEMBER 31, 1999


NOTE 1 -  REALIZATION OF ASSETS - GOING CONCERN.

               The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Lighthouse Landings, Inc. (the "Company") has sustained substantial losses for the years ended December 31, 1999 and 1998. In addition, the accompanying consolidated balance sheet as at December 31, 1999 reflects negative working ca pital of $3,172,194 net tangible capital deficiency of $910,751.

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

NOTE 1 -  REALIZATION OF ASSETS - GOING CONCERN.

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

          (n) Stock Issued to Nonemployees for Services:

               The Company accounts for stock issued to nonemployees for services in accordance with Statement of Financial Accounting Standards (SFAS) No. 123. "Accounting for stock-based compensation". SFAS No. 123 requires that all transactions in which goods or services are the consideration received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable.

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

               The net assets of discontinued operations, which have been segregated in the accompanying balance sheets are summarized as follows:

                                                          December 31,
                                                    ----------------------
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
                                                    ==========  ==========

          (a) The mortgage notes payable are summarized as follows:

                                                            December 31,
                                                        --------------------
                                                          1999       1998
                                                        ---------  ---------

       20% demand mortgage on real property
         subject to the tax lien referred to below       $ 58,267   $157,288

       Second mortgage on real property payable in
         monthly installments (applied firstly to
         interest) of $15,000 from January 10, 2000
         through May 10, 2000, and three equal monthly
         payments equal to one-third of the balance
         outstanding on June 10, 2000, commencing
         June 10, 2000. The loan carries interest at
         18%plus as added inducement to enter into the
         loan, the lender received 50,000 shares of
         common stock valued at $100,000.                 180,023          -

       6% second demand mortgage on real property         205,195          -
                                                         --------  ---------

                                                         $443,485   $157,288
                                                         ========  =========

          (b) Real estate taxes liens have been recorded by local governmental authorities because of non-payment of said property taxes arising from a dispute over property tax valuations. The Company is currently attempting to resolve the dispute.


NOTE 4 -  PROPERTY AND EQUIPMENT.

               Property and equipment is summarized as follows:

                                                          December 31,
                                                   --------------------------
                                                      1999           1998
                                                   -----------    -----------

          Continuing operations:
            Ferries                                $13,300,000    $13,300,000
            Computers and office equipment              38,887         29,502
            Furniture and fixtures                     106,244         25,437
                                                   -----------    -----------
                                                    13,445,131     13,354,939
            Less:  Accumulated depreciation          1,156,251        251,414
                                                   -----------    -----------

                                                   $12,288,880    $13,103,525
                                                   ===========    ===========

          Discontinued operations:
            Land and buildings                     $   931,181    $   918,680
            Furniture and fixtures                      62,260         62,260
                                                   -----------    -----------
                                                       993,441        980,940
            Less:  Accumulated depreciation             19,082         12,832
                                                   -----------    -----------

                                                   $   974,359    $   968,108
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
                                                                   ===========

               The unaudited consolidated results of operations on a pro forma basis, as if the NYFF Group had been acquired at the beginning of the year ended December 31, 1998 is as follows:

                 Net sales                             $  1,488,750
                 Costs and expenses - net                 3,549,402
                                                       ------------

                 Loss from continuing operations
                   before minority interest              (2,060,652)
                 Minority interest                          109,149
                                                       ------------

                 Loss from continuing operations        ($1,951,503)
                                                       ============

                 Per Share Data:
                  Loss from continuing operations            ($0.60)
                                                       ------------

                  Weighted average number
                      of shares outstanding               3,244,417
                                                       ============


NOTE 6 -  INCOME TAXES.

               The components of the provision (benefit) for income taxes are as follows:

                                             1999      1999
                                            ------    ------

                 Currently payable:
                   Federal                  $    -    $    -
                   State and local           1,323     1,323
                                            ------    ------
                                             1,323     1,323
                                            ------    ------

                 Deferred:
                   Federal                       -         -
                   State and local               -         -
                                            ------    ------
                                                 -         -
                                            ------    ------

                 Total provision            $1,323    $1,323
                                            ======    ======


               The deferred tax benefit results from differences in recognition of expense for tax and financial statement purposes and for minimum tax provision for the various state and local taxing authorities where the Company and its subsidiaries are subject to tax. The Company has deferred tax assets consisting of the following temporary differences:

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
                                                         ============

               The components of the provision (benefit) for income taxes are as follows:

                                               For the Year Ended December 31,
                                        ---------------------------------------------
                                             1999        %            1998       %
                                        ------------  -------   ----------   --------
Loss from continuing operations
  before income taxes                    ($1,974,587)            ($668,530)
                                        ------------            ----------

Computed tax benefit
  at statutory rate                         (671,100)   (34.0)    (227,300)     (34.0)

State income tax                               1,323        -        1,014          -

Non-deductible portion of
  Amortization of goodwill
    and finance costs                         28,900      1.5        7,200        1.1
  Depreciation of property assets             95,000      4.8       23,700        3.5

Compensatory element of
  stock issuance                              68,000      3.4            -          -

  Other                                       10,000      0.5       10,000        1.5

Reserve for operating loss
  carryforward tax asset                     469,200     23.8      186,400       27.9
                                        ------------  -------   ----------   --------

Income tax                              $      1,323        -   $    1,014          -
                                        ============  =======   ==========   ========

          The net operating loss carryforwards at December 31, 1999 expire as follows:

                              2009            $   62,000
                              2010               107,000
                              2011                93,000
                              2012             1,228,000
                              2013             1,531,000
                              2014               665,000
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

NOTE 7 -  LONG-TERM DEBT.

               Long-term debt is as follows:

                                                                December 31,
                                                         --------------------------
                                                            1999           1998
                                                         -----------    -----------
Mortgage note payable, secured by the
  vessel "Finest" due in monthly installments
  of $61,875 through March 10, 1999, and $56,719
  through September 10, 2005, including interest
  at 9.25% per annum, with a final payment of
  $3,626,691 due October 10, 2005.                (a)    $ 5,156,274    $ 5,308,158

Mortgage note payable, secured by the vessel
  "Bravest" due in monthly installments of
  $59,063 through March 10, 1999 and
  $56,719 through September 10, 2005, including
  interest at 9.25% per annum, with a final
  payment of $3,572,971 due October 10, 2005.     (a)      5,127,461      5,276,094

Note payable, secured by the vessel "Finest"
  and "Bravest", payable in fifteen monthly
  installments of $15,000 commencing in
  February 1999, payment of $343,333 on
  March 31, 2000 and a final payment of
  $934,319 on December 10, 2000
  including imputed interest of 9.25%.            (a)      1,254,913      1,994,670

10% interest bearing obligation payable in two
  installments of $100,000 each on March 15,
  2000 and July 15, 2000 and as final payment
  of $200,000 January 15, 2001.                              400,000              -
Other                                                          5,226         55,134
                                                         -----------    -----------
                                                          11,943,874     12,634,056
Portion due within one year                                1,879,764      1,332,601
                                                         -----------    -----------

Long-term debt - less current maturities                 $10,064,110    $11,301,455
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


NOTE 9 -  STOCK OPTIONS AND WARRANTS.

               A summary of activity related to non-qualifying stock options and warrants granted by the Company is as follows:

                                                               Exercise Price
                                           Options  Warrants     Per Share
                                           -------  --------   --------------

       Outstanding at December 31, 1997     47,500          -      $4.00
       Granted during 1998                  10,000    200,000  $2.53 to $2.60
       Expired in 1998                     (47,500)         -      $4.00
                                           -------  ---------
       Outstanding at December 31, 1998     10,000    200,000  $2.53 to $2.60
       Cancelled                           (10,000)         -      $2.53
       Granted during 1999                 420,000  1,380,000  $1.00 to $1.75
                                           -------  ---------

       Outstanding at December 31, 1999    420,000  1,580,000  $1.00 to $2.60
                                           =======  =========

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

               In June 1999, the Company's President was granted options to purchase 200,000 shares exercisable through October 6, 2002 at a $1.75 per share which was the fair value on the date of grant. Such options were granted for his guaranteeing and securitising an obligation of the Company. Also, in October 1999, an officer and a director each received options to purchase 100,000 common shares exercisable at $1.50 per share which was the fair value at the date of grant. The officer's option expires on December 20, 2001 and the other expires on December 20, 2004.

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

                                                  For the Years Ended
                                                      December 31,
                                              ---------------------------
                                                 1999            1998
                                              -----------     -----------

             Net loss as reported             ($2,522,911)    ($1,114,187)

             Additional compensation               61,816           2,013
                                              -----------     -----------

             Adjusted net loss                ($2,584,727)    ($1,116,200)
                                              ===========     ===========

             Loss per share as reported             ($.70)          ($.39)
                                              ===========     ===========

             Adjusted loss per share                ($.72)          ($.39)
                                              ===========     ===========

          (a) Warrants:

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

          (b) Employment Contracts:

                 The Company has entered into new employment agreements with its executive officer Anthony Cappaze and its Secretary, Anthony Colasanti in 2000. The agreements provide for a base salary of $150,000 and $120,000 per year, respectively, for three years. Under these agreements Mr. Cappaze received 100,000 warrants and Mr. Colasanti 50,000 warrants to purchase a like number of the Company's common shares exercisable through January 2000 at the fair market value of the common stock on the date of grant of $1.00 per share. Messrs. Cappaze and Colasanti also received as a condition of their contract options to purchase 200,000 and 100,000, respectively, share of common stock at $1.00 per share through January 2007. Half of these options are exercisable in January 2002 and the officers are first able to exercise the other 50% in January 2003. Mr. Colasanti also received a warrant to acquire 100,000 common shares for two years at $1.00 per share.

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

NOTE 12 - RESTATEMENT.

          The consolidated financial statements have been restated to give effect to certain comments by the Securities and Exchange Commission regarding the Company's filing of amended Form 10-SB as follows:

                                             December 31, 1999            December 31, 1998
                                        --------------------------    -------------------------
                                                           As                           As
                                                        Previously                  Previously
                                         As Restated      Filed       As Restated      Filed
                                         -----------   -----------    -----------   -----------
Consolidated balance sheets:
  Inventories - reclassifications
  of inventorable items to and
  from prepaid expenses                  $    40,948   $     6,715    $         -   $     1,057
                                         -----------   -----------    -----------   -----------
  Prepaid expenses and other
  current assets - reclass                   127,994       165,214         72,308        68,757
                                         -----------   -----------    -----------  ------------
  Goodwill net of accumulated
  amortization - change in
  computation                              1,112,935     1,127,433      1,193,830     1,201,174
                                         -----------   -----------    -----------  ------------

  Other assets - reclass                      51,764        34,279         19,091        19,091
                                         -----------   -----------    -----------  ------------
  Current maturities of long-term
  debt - reclassification of
  interest to accrued expenses and
  change in current maturities             1,879,764     1,981,100      1,332,601     1,282,822
                                         -----------   -----------    -----------   -----------
  Notes payable - combined with
  current maturities of debt                       -             -              -        49,779
                                         -----------   -----------    -----------   -----------
  Current maturities of accounts
  payable and accrued expenses -
  reclassification of deferred
  revenues and long-term debt                948,066     1,006,273        683,952       730,520
                                         -----------   -----------    -----------   -----------

  Deferred revenues - segregated              68,765             -         46,566             -
                                         -----------   -----------    -----------   -----------
  Long-term debt - change in
  current maturities                      10,064,110     9,973,872     11,301,455    11,301,455
                                         -----------   -----------    -----------   -----------
  Common stock - transfer from
  additional paid-in capital                  49,058        48,358         32,508        32,508
                                         -----------   -----------    -----------   -----------
  Additional paid-in capital -
  transfer to common stock                 5,312,588     5,313,288      3,809,138     3,809,138
                                         -----------   -----------    -----------   -----------

Per Share Data - Basic and Diluted:
  Loss form continuing operations             ($0.55)       ($0.55)        ($0.23)       ($0.23)
  Loss from discontinued operations           ($0.15)       ($0.15)        ($0.16)       ($0.16)
                                         -----------   -----------    -----------   -----------
  Net loss                                    ($0.70)       ($0.70)        ($0.39)       ($0.39)
                                         -----------   -----------    -----------   -----------

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES
                     FORMA FINANCIAL STATEMENTS - HEADNOTE
                                  (Unaudited)

       The accompanying pro forma financial statements assume the purchase of 80% of the capital stock of Fast Ferry Holding Corp. (FFHC) on October 6, 1998 had occurred at the beginning of the period presented, January 1, 1998.

       Per share data for the year ended December 31, 1998 is based upon the weighted average number of shares outstanding during the period retroactively reflecting the issuance of the common shares for FFHC as if they had been issued at the beginning of the periods presented.

       The pro forma consolidated statement of operations for the year ended December 31, 1998 include all material adjustment necessary to adjust the historical results to reflect the assumptions. The pro forma information does not purport to be indicative of the consolidated statements of operations, which would have actually been obtained if the purchase of FFHC had been consummated on the date indicated. In addition, the pro forma financial information does not purport to be indicative of the results of operations, which may be obtained in the future.

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

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

           PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS - RESTATED

                     FOR THE YEAR ENDED  DECEMBER 31, 1998
                                  (Unaudited)

                                                      Lighthouse         Fast Ferry
                                                    Landings, Inc.      Holding Corp.
                                                   and Subsidiaries   and Subsidiaries    Pro Forma Adjustments       Pro Forma
                                                   ----------------   ----------------  ------------------------    -------------
                                                     (Historical)       (Historical)      Debit         Credit       As Adjusted
                                                   ----------------   ----------------  ---------     ----------    -------------
Revenues                                           $              -   $      1,488,750  $       -     $        -    $   1,488,750
                                                   ----------------   ----------------  ---------     ----------    -------------

Cost and expenses:
  Cost of operations                                              -            407,885          -              -          407,885
  Depreciation and amortization                                   -            767,876    279,377 (A)          -        1,113,386
                                                                  -                  -     66,133 (B)          -                -
  Selling, general and administrative                             -            773,592          -              -          773,592
  Interest                                                        -          1,254,539          -              -        1,254,539
                                                   ----------------   ----------------  ---------     ----------    -------------
          Total cost and expenses                                 -          3,203,892    345,510              -        3,549,402
                                                   ----------------   ----------------  ---------     ----------    -------------

Loss from continuing operations before
  minority shares in loss of subsidiary                           -         (1,715,142)   345,510              -       (2,060,652)

Minority shares in loss of subsidiary                             -                  -          -        109,149 (C)      109,149
                                                   ----------------       ------------  ---------     ----------    -------------

Loss from continuing operations                    $              -        ($1,715,142) $ 345,510     $  109,149      ($1,951,503)
                                                   ================       ============  =========     ==========    =============

Per share data:
  Pro forma net loss per share:
    Loss from continuing operations                                                                                        ($0.60)
                                                                                                                    =============

Weighted average number of shares outstanding                                                                           3,244,417
                                                                                                                    =============

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


Minority Interest:

The accompanying pro forma consolidated statements of operations for the year ended December 31, 1998 reflect the acquisition as if it occurred on January 1, 1998. The minority interest at January 1, 1998 assessing the acquisition occurred at that date, would be calculated as follows:

 Fair value of identifiable assets acquired                          $13,475,702
 Fair value of liabilities assumed at January 1, 1998                 12,929,956
                                                                     -----------
                                                                         545,746
 Pro forma minority interest as at January 1, 1998                       109,149
                                                                     -----------
 Pro forma net fair value of 80% interest in
   Fast Ferry Holding Corp. as at January, 1998                          436,597
 Purchase cost:
   Issuance 454,545 common shares
     at fair market of $2.53 per share                  $1,150,000
   Legal and accounting fees                               105,696
   Excess price over fair market value
     of 70,000 shares subject to put                       172,900
                                                        ----------
                                                                       1,428,596
                                                                     -----------
 Pro forma excess of cost over net identifiable
   assets purchased (goodwill) as at January 1, 1998                 $   991,999
                                                                     ===========

      The pro forma 20% minority interest share in the loss of the ferry subsidiary is limited to the pro forma minority interest at the assumed date of acquisition, January 1, 1998.

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                             PRO FORMA ADJUSTMENTS
                                  (Unaudited)


                Pro Forma Consolidated Statements of Operations
                     For the Year Ended December 31, 1998
                -----------------------------------------------


     (A) To reflect depreciation of $279,377 on the variant between the historical carrying value of property assets and the appraised value for the year ended December 31, 1998.

     (B) To record amortization of goodwill of $66,133 which has an estimated life of 15 years for the year ended December 31, 1998.

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


                                        /s/ WEINICK SANDERS LEVENTHAL & CO., LLP


New York, N. Y.
January 24, 1999

                   FAST FERRY HOLDING CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                          ASSETS
                                          ------

                                                   October 6,      December 31,     December 31,
                                                      1998             1997             1996
                                                  ------------     ------------     ------------
Current assets:
  Cash                                            $    137,266     $      2,626     $     42,031
  Accounts receivable                                    9,826            6,799                -
  Other current assets                                       -           50,603            3,750
                                                  ------------     ------------     ------------
          Total current assets                         147,092           60,028           45,781

Property and equipment - at cost, less
  accumulated depreciation                           9,137,960        9,668,283        9,757,120

Deferred start-up costs, net of
  accumulated amortization                                   -          178,678          223,354
                                                  ------------     ------------     ------------

                                                  $  9,285,052     $  9,906,989     $ 10,026,255
                                                  ============     ============     ============

                     LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
                     ------------------------------------------------

Current liabilities:
  Deferred revenues                               $     96,312     $          -     $          -
  Current maturities of long-term obligations        1,091,389          141,036                -
  Accounts payable                                     218,047          280,414                -
  Accrued liabilities                                  154,030           41,103          115,538
                                                  ------------     ------------     ------------
          Total current liabilities                  1,559,778          462,553          115,538

Long-term obligations                               11,647,895       12,467,403        9,741,362
                                                  ------------     ------------     ------------

          Total liabilities                         13,207,673       12,929,956        9,856,900
                                                  ------------     ------------     ------------

Stockholders' capital deficiency:
  Common stock, no par value
    Authorized - 500 shares
    Issued and outstanding - 140 shares                205,000          205,000          205,000
  Deficit                                           (4,127,621)      (3,227,967)         (35,645)
                                                  ------------     ------------     ------------
          Total stockholders'
            capital deficiency                      (3,922,621)      (3,022,967)         169,355
                                                  ------------     ------------     ------------

                                                  $  9,285,052     $  9,906,989     $ 10,026,255
                                                  ============     ============     ============

         See accompanying notes to consolidated financial statements.

                   FAST FERRY HOLDING CORP. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                                                                             For the           For the
                                                     For the Period         Year Ended        Year Ended
                                                     January 1, 1998       December 31,      December 31,
                                                   To October 6, 1998          1997              1996
                                                   ------------------     --------------    --------------
Revenues                                                 $    807,583       $  1,474,616      $          -

Cost of operations                                            634,776          2,589,050                 -
                                                         ------------       ------------      ------------

Income (loss) from operations                                 172,807         (1,114,434)                -
                                                         ------------       ------------      ------------

Other deductions:
  General and administrative expenses                         269,581          1,052,268            34,844
  Interest expense                                            904,686          1,025,620             1,542
  Loss of sale of property assets                               1,604                  -                 -
                                                         ------------       ------------      ------------
Total other deductions                                      1,175,871          2,077,888            36,386
                                                         ------------       ------------      ------------

Loss before extraordinary item                             (1,003,064)        (3,192,322)          (36,386)

Extraordinary item                                            282,088                  -                 -
                                                         ------------       ------------      ------------
Loss before the effect of a
  change in accounting principle                             (720,976)        (3,192,322)          (36,386)

Cumulative effect of a change in
  accounting principle                                       (178,678)                 -                 -
                                                         ------------       ------------      ------------

Net loss                                                     (899,654)        (3,192,322)          (36,386)

Retained earnings (deficit) at
  beginning of period                                      (3,227,967)           (35,645)              741
                                                         ------------       ------------      ------------

Deficit at end of period                                  ($4,127,621)       ($3,227,967)         ($35,645)
                                                         ============       ============      ============

Per share data:
  Loss before extraordinary item
   and cumulative effect of a
   change in accounting principle                          ($7,164.74)       ($22,802.30)         ($259.90)
  Extraordinary item                                         2,014.91                  -                 -
  Cumulative effect of a change
   in accounting principal                                  (1,276.27)                 -                 -
                                                         ------------       ------------      ------------

Net loss                                                   ($6,426.10)       ($22,802.30)         ($259.90)
                                                         ============       ============      ============
Weighted average number of
  shares outstanding                                              140                140               140
                                                         ============       ============      ============

         See accompanying notes to consolidated financial statements.

                   FAST FERRY HOLDING CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the           For the
                                                         For the Period         Year Ended        Year Ended
                                                         January 1, 1998       December 31,      December 31,
                                                       To October 6, 1998          1997              1996
                                                       ------------------     --------------    --------------
Cash flows from operating activities:
  Net loss                                                      ($899,654)       ($3,192,322)         ($36,386)
                                                             ------------       ------------      ------------
  Adjustments to reconcile net
      loss to net cash provided by (used in)
      operating activities:
    Cumulative effect of a change in accounting
      principle                                                   178,678                  -                 -
    Loss on sale of property assets                                 1,604                  -                 -
    Deferred revenues                                              96,312                  -                 -
    Depreciation and amortization                                 525,046            718,428             1,225
    Increase in long-term obligations for interest                124,939            334,725             1,542
    Increase (decrease) in cash flows as a result
        of changes in asset and liability account
        balances:
      Account receivable                                           (3,027)            (6,799)                -
      Other current assets                                         50,603            (41,153)           (3,750)
      Accounts payable                                            (62,367)           280,414            (3,453)
      Accrued expenses                                            112,927             25,565           115,538
                                                                        -                  -          (127,247)
                                                             ------------       ------------      ------------
  Total adjustments                                             1,024,715          1,311,180           (16,145)
                                                             ------------       ------------      ------------

Net cash provided by (used in) operating                          125,061         (1,881,142)          (52,531)
                                                             ------------       ------------      ------------
Cash from investing activities:
  Purchase of property and equipment                               (6,327)          (590,615)       (8,961,411)
  Proceeds for sales of property and equipment                     10,000                  -                 -
                                                             ------------       ------------      ------------
Net cash provided by (used in) investing activities                 3,673           (590,615)       (8,961,411)
                                                             ------------       ------------      ------------

Cash provided by financing activities:
  Increase in long-term obligations                                 5,906          2,432,352         8,942,886
                                                             ------------       ------------      ------------

Net increase (decrease) in cash                                   134,640            (39,405)          (71,056)

Cash at beginning of period                                         2,626             42,031           113,087
                                                             ------------       ------------      ------------

Cash at end of period                                        $    137,266       $      2,626      $     42,031
                                                             ============       ============      ============

Supplemental Disclosures of
  Cash Flow Information:
     Cash paid during the period:
       Interest                                              $    487,659       $    690,895      $          -
                                                             ============       ============      ============

       Income taxes                                          $          -       $      4,512      $      3,836
                                                             ============       ============      ============

         See accompanying notes to consolidated financial statements.

                   FAST FERRY HOLDING CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 6, 1998


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

          (a) Business:

               Fast Ferry Holding Corp. (FFHC) and its subsidiaries (collectively the Company) were incorporated in New York and are in the business of operating and chartering high speed ferries. On October 6, 1998, FFHC's stockholders sold 80% of their capital stock in FFHC to Lighthouse Landings, Inc., a publicly-held New Jersey corporation having operations in the retail cigar and marine\restaurant businesses.

          (b) Use of Estimates:

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

          (c) Principles of Consolidation:

               The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, New York Fast Ferry Services, Inc., Fast Ferry I Corp. and Fast Ferry II Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

          (d) Accounts Receivable:

               Accounts receivable have been adjusted for all known uncollectible accounts. Additional allowance for doubtful accounts has not been provided as the amount is not considered material.

          (e) Property and equipment.

               Depreciation is computed by either the straight-line or accelerated methods over the estimated useful lives of the respective assets.

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

          (h) Advertising Costs:

               The Company expenses advertising costs as incurred. Advertising costs amounted to $6,359, $335,076 and $2,886 for the period January 1, 1998 to October 6, 1998 and for the years ended December 31, 1997 and 1996, respectively.


NOTE 2 -  PROPERTY AND EQUIPMENT.

               Property and equipment, at cost consist of the following:

                     October 6, 1998   December 31, 1997   December 31, 1996
                     ---------------   -----------------   -----------------

Ferries              $    10,280,145   $      10,280,145   $       9,741,362

Office and other
  equipment                   54,938              63,115              16,983
                     ---------------   -----------------   -----------------
                          10,335,083          10,343,260           9,758,345
Less: Accumulated
       depreciation        1,197,123             674,977               1,225
                     ---------------   -----------------   -----------------

                     $     9,137,960   $       9,668,283   $       9,757,120
                     ===============   =================   =================

               Depreciation expense for the period January 1, 1998 to October 6, 1998 and for the years ended December 31, 1997 and 1996 was $525,046, $673,752 and $1,225, respectively.

NOTE 3 -  LONG-TERM OBLIGATIONS.

   Long-term obligations consist of the following:

                                   October 6, 1998   December 31, 1997  December 31, 1996
                                   ---------------   -----------------  -----------------
Note payable, secured by
 the Fast Ferry ("Finest"),
 payable in monthly installments
 ranging from $56,719 to $61,875
 including interest at 9.25% per
 annum with a final payment of
 $3,626,691 due October 10, 2005.  $     5,410,526   $       5,269,874  $       5,102,842

Note payable, secured by the
 Fast Ferry ("Bravest"),
 payable in monthly install-
 ments ranging from $56,719
 to $59,063 including interest
 at 9.25% per annum with a final
 payment of $3,572,971 due
 October 10, 2005.                       5,370,622           5,245,299          4,638,520

Note payable, secured by the
 Fast Ferry ("Finest and
 Bravest"), payable in 15
 monthly installments of
 $15,000 plus a $45,000
 payment in January 1999
 with $343,333 payments due
 May 1, 1999, October 1, 1999
 and March 1 ,2000 and a final
 payment of $793,267 due
 December 31, 2000.
 Interest is inputed as %9.25%
 per annum.                              1,952,230           2,093,266                  -

Other                                        5,906                   -                  -
                                   ---------------   -----------------  -----------------

                                        12,739,284          12,608,439          9,741,362

Less: Portion payable in one year        1,091,389             141,036                  -
                                   ---------------   -----------------  -----------------

                                   $    11,647,895   $      12,467,403  $       9,741,362
                                   ===============   =================  =================

               As of October 6, 1998, long-term obligations mature as follows:

                          Years Ending
                           October 6,
                         --------------

                              1999                $ 1,091,389
                              2000                    780,361
                              2001                  1,330,877
                              2002                    502,863
                              2003                    551,306
                           Thereafter               8,482,488
                                                  -----------

                                                  $12,739,284
                                                  ===========

NOTE 4 -  ACCRUED LIABILITIES.

               Accrued liabilities are comprised for the following:

                                                       December 31,
                                                --------------------------
                              October 6, 1998       1997          1996
                              ----------------  ------------  ------------

          Payroll                  $  7,474     $          -  $          -

          Payroll taxes               3,278               43             -

          Insurance                  41,061           41,061             -

          Professional fees         125,687                -             -
                              -------------     ------------  ------------

                              $     177,500     $     41,104  $    115,538
                              =============     ============  ============


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

PART I - FINANCIAL INFORMATION
------------------------------

                        ITEM 1.   FINANCIAL STATEMENTS
                                  --------------------

LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
(Formerly Lighthouse Landings, Inc.)

Interim Consolidated Condensed Financial Statements
September 30, 2000
(Unaudited)


                                     INDEX
                                     =====

                                                                      Page No.
                                                                   -------------
  Consolidated Condensed Balance Sheets
   As at September 30, 2000 and December 31, 1999 (Unaudited).....           i-2

  Consolidated Condensed Statements of Operations
   For the Three and Nine Months Ended September 30, 2000 and
   1999 (Unaudited)...............................................           i-3

  Consolidated Condensed Statement of Changes in Stockholders'
   Equity and (Capital Deficiency) For the Nine
   Months Ended September 30, 2000 (Unaudited)....................           i-4

  Consolidated Condensed Statements of Cash Flows
   For the Nine Months Ended September 30, 2000 and 1999
   (Unaudited)....................................................    i-5 to i-6

  Notes to Consolidated Condensed Financial Statements
   (Unaudited)....................................................   i-7 to i-17

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
                     (Formerly Lighthouse Landings, Inc.)
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                         September 30,       December 31,
                                                  ASSETS                     2000                1999
                                                  ------                 -------------       ------------

Current Assets:
  Cash                                                                   $      73,515       $     97,957
  Inventories                                                                   39,543             40,948
  Net assets of discontinued operations                                        400,722             32,582
  Prepaid expenses and other current assets                                     33,179            127,994
                                                                         -------------       ------------
        Total current assets                                                   546,959            299,481

Property and equipment - at cost,
  less accumulated depreciation                                             11,604,153         12,288,880

Goodwill net of accumulated amortization                                     1,052,227          1,112,935

Other assets                                                                   703,536             51,764
                                                                         -------------       ------------
                                                                         $  13,906,875       $ 13,753,060
                                                                         =============       ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
                        ---------------------------------------------------------
Current Liabilities:
  Convertible promissory notes and
        accrued interest                                                 $   2,598,888       $          -
  Current maturities of long-term debt                                       1,633,643          1,879,764
  Notes payable - stockholders                                                 100,743            125,000
  Accounts payable and accrued expenses                                        803,132            948,606
  Deferred revenues                                                            112,153             68,765
  Due to officers/stockholders                                                 198,871            449,540
                                                                         -------------       ------------
        Total current liabilities                                            5,447,430          3,471,675

Long-term debt - net of current maturities                                   9,516,854         10,064,110
                                                                         -------------       ------------
        Total liabilities                                                   14,964,284         13,535,785
                                                                         -------------       ------------
Stockholders' Equity,(Capital Deficiency):
  Preferred Stock - $.01 par value
    Authorized and unissued - 10,000,000 shares                                      -                  -
  Common stock - $.01 par value
    Authorized - 40,000,000 shares
    Issued and outstanding - 6,548,962 shares
      September 30, 2000 and 4,905,795 in
      December 31, 1999                                                         65,490             49,058
  Additional paid-in capital                                                 6,859,346          5,312,588
  Accumulated deficit                                                       (7,982,245)        (5,144,371)
                                                                         -------------       ------------
     Total stockholders' equity (Capital Deficiency)                        (1,057,409)           217,275
                                                                         -------------       ------------
                                                                         $  13,906,875       $ 13,753,060
                                                                         =============       ============

   See accompanying notes to consolidated condensed financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
                     (Formerly Lighthouse Landings, Inc.)
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                For the three                    For the nine
                                                                                months ended                     months ended
                                                                                September 30                     September 30
                                                                                ------------                     ------------

                                                                             2000            1999            2000           1999
                                                                          ----------      ----------      ----------     ----------
Revenue                                                                   $1,316,469      $  949,636      $2,959,440     $2,550,701
                                                                          ----------      ----------      ----------     ----------
  Costs of Services:
            Ferry operations                                                 824,837         443,725       2,127,745      1,169,577
            Depreciation                                                     215,511         223,099         689,843        667,957
                                                                          ----------      ----------      ----------     ----------
Total Costs of Services                                                    1,040,348         666,824       2,817,588      1,837,534
                                                                          ----------      ----------      ----------     ----------

Selling, General & administrative                                            438,482         380,604       1,141,184        921,180
Marketing                                                                     18,682           8,431          60,608         19,323
Amortization of goodwill                                                      20,236          20,236          60,708         60,708
                                                                          ----------      ----------      ----------     ----------
Loss from operations                                                        (201,279)       (126,459)     (1,120,648)      (288,044)
                                                                          ----------      ----------      ----------     ----------
Other expenses:
  Interest (net)                                                             753,934         340,001       1,481,942      1,070,258
  Provision for state income taxes                                                 -               -               -          1,687
                                                                          ----------      ----------      ----------     ----------
    Total other expenses                                                     753,934         340,001       1,481,942      1,071,945
                                                                          ----------      ----------      ----------     ----------

Loss from continuing operations before
 minority share loss in subsidiary                                          (955,213)       (466,460)     (2,602,590)    (1,359,989)

Minority share in loss of subsidiary                                               -               -               -         11,071
                                                                          ----------      ----------      ----------     ----------
Loss from continuing operations                                             (955,213)       (466,460)     (2,602,590)    (1,348,918)

Loss on discontinued operations                                                    -        ( 67,065)       (235,284)      (114,788)
                                                                          ----------      ----------      ----------     ----------
Net loss                                                                    (955,213)       (533,525)     (2,837,874)    (1,463,706)
                                                                          ----------      ----------      ----------     ----------
Per share data:
  Basic and diluted:
    Loss from continuing operations                                            ($.15)          ($.12)          ($.43)         ($.41)
    Loss from discontinued operations                                              -           ($.02)          ($.04)         ($.03)
                                                                          ----------      ----------      ----------     ----------

    Net loss                                                                   ($.15)          ($.14)          ($.47)         ($.44)
                                                                          ==========      ==========      ==========     ==========
    Weighted average number of shares outstanding
     Basic and diluted                                                     6,493,008       3,388,076       6,016,263      3,311,598
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

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
                     (Formerly Lighthouse Landings, Inc.)

     CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY AND (CAPITAL
                                  DEFICIENCY)

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (Unaudited)

                                                     Additional  Accumulated
                                    Common Stock       Paid-In   Stockholders'
                                   Number   Amount     Capital     (Deficit)        Total
                                 --------- --------  ----------  -------------   -----------
Balance at January 1, 2000       4,905,795 $ 49,058  $5,312,588    ($5,144,371)  $   217,275

Sale of Shares and
  Warrants for cash                712,667    7,127     475,473              -       482,600

Shares and warrants issued
  for interest and
  services rendered                578,000    5,780     735,185              -       740,965

Shares issued for
  satisfaction of liabilities      352,500    3,525     336,100              -       339,625

Net loss for the period                  -        -           -     (2,837,874)   (2,837,874)
                                 --------- --------  ----------  -------------   -----------
Balance at September 30, 2000    6,548,962 $ 65,490  $6,859,346    ($7,982,245)   (1,057,409)
                                 ========= ========  ==========  =============   ===========

See accompanying notes to consolidated condensed financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
                     (Formerly Lighthouse Landings, Inc.)
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              For the Nine
                                                                              Months Ended
                                                                              September 30,
                                                                    ----------------------------------
                                                                        2000                  1999
                                                                    ------------          ------------
Cash flows from operating activities:
  Net loss continuing operations                                     ($2,602,590)          ($1,348,918)
                                                                    ------------          ------------
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Minority interests                                                         -               (11,071)
    Depreciation                                                         693,547               675,156
    Amortization of goodwill                                              60,708                60,708
    Amortization of deferred finance cost                                506,064                 3,000
    Accrued interest                                                     128,035                     -
    Imputed interest                                                           -               124,402
    Stock issued for service rendered and interest                        50,000               100,000
    Deferred revenue                                                      43,388                 8,970
    Increase (decrease) in cash flows as a result of
        changes in assets and liability accounts balances:
      Inventories                                                          1,405                (4,551)
      Prepaid expenses and other current assets                           94,815                 5,707
      Other assets                                                        28,629                (1,318)
      Accounts payable and accrued expenses                             (145,475)              765,928
      Accrued officers compensation                                      (36,044)               31,063
                                                                    ------------          ------------
  Total adjustments                                                    1,425,072             1,757,994
                                                                    ------------          ------------

Net cash provided by (used in) operating activities
  of continuing operations                                            (1,177,518)              409,076

Net cash used in discontinued operations                                (288,424)                    -
                                                                    ------------          ------------

Net cash flow provided by (used in) operating activities              (1,465,942)              409,076
                                                                    ------------          ------------

Cash flows used in investing activities:
  Acquisition of operating activities                                     (8,820)              (40,264)
  Construction in process                                               (287,500)                    -
                                                                    ------------          ------------
Net cash used in investing activities                                   (296,320)              (40,264)
                                                                    ------------          ------------

Cash flows from financing activities:
  Payments to stockholders                                               (43,756)              (50,000)
  Proceeds from loans                                                  2,165,000               400,000
  Repayment of long-term debt                                           (866,024)             (982,861)
  Proceeds from stock subscription                                             -               250,000
  Proceeds from issuance of common stock                                 482,600               226,400
                                                                    ------------          ------------
Net cash provided by financing activities
  of continuing operations                                             1,737,820              (156,461)
                                                                    ------------          ------------

Net increase (decrease) in cash                                          (24,442)              212,351

Cash at beginning of year                                                 97,957                62,606
                                                                    ------------          ------------

Cash at end of year                                                 $     73,515          $    274,957
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

                                                 For the Nine Months Ended
                                                      September 30,
                                                 -------------------------

                                                     2000         1999
                                                  ----------   ----------

Supplemental Disclosures of Cash Flow
 Information:
  Cash paid during the year:

    Interest                                      $  880,093   $1,065,661
                                                  ==========   ==========

    Income taxes                                  $        -   $        -
                                                  ==========   ==========

Supplemental Schedules of Noncash Activities:

  Common stock issued as additional interest      $  644,465   $        -
                                                  ==========   ==========

  Common stock issued in payment of
   Consulting and legal fees                      $   96,500   $        -
                                                  ==========   ==========

  Common stock issued as payment of liabilities:
   Related parties                                $  214,625   $        -
                                                  ==========   ==========

   Others                                         $  125,000   $        -
                                                  ==========   ==========

Note issued as payment of consultants' fee        $  198,000   $        -
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

   The net assets of discontinued operations, which have been segregated in the accompanying balance sheet are summarized as follows:

                                                        September 30,
                                                             2000
                                                        -------------
Assets:
 Inventory                                              $       2,001
 Property assets, net (See Note 4)                            931,180
                                                        -------------
                                                              933,181
                                                        -------------
Liabilities:
 Accounts Payable                                              32,000
 Mortgage payable                                              40,679
   Accrued real estate taxes and interest (a)                 459,780
                                                        -------------
                                                              532,459
                                                        -------------

Net assets of discontinued operations                         400,722
                                                        =============

   (a) Real estate taxes liens have been recorded by local governmental authorities because of non-payment of said property taxes arising from a dispute over property tax valuations. The Company is currently attempting to resolve the dispute.

NOTE 4 -  PROPERTY AND EQUIPMENT.

               Property and equipment is summarized as follows:

                                                            September 30,
                                                            -------------
                                                                 2000
                                                            -------------
Continuing operations:
 Ferries                                                    $  13,300,000
 Computers and office equipment                                    55,612
 Furniture and fixtures                                           100,288
                                                            -------------
                                                               13,455,900
 Less:  Accumulated depreciation                                1,851,747
                                                            -------------
                                                            $  11,604,153
                                                            =============

Discontinued operations:
 Land and buildings                                         $     931,180
                                                            =============



NOTE 5 -  LONG-TERM DEBT.                                   September 30,
                                                            -------------
                                                                 2000
                                                            -------------
Mortgage note payable, secured by the
 vessel "Finest" due in monthly installments
 of $61,875 through March 10, 1999, and
 $56,719 through September 10, 2005, including
 interest at 9.25% per annum, with a final
 payment of $3,626,691 due October 10, 2005.          (a)   $   5,029,965

Mortgage note payable, secured by the vessel
 "Bravest" due in monthly installments of
 $59,063 through March 10, 1999 and
 $56,719 through September 10, 2005, including
 interest at 9.25% per annum, with a final payment
 of $3,572,971 due October 10, 2005.                  (a)       4,995,903

Note payable, secured by the vessel "Finest"
 and "Bravest", payable in fifteen monthly
 installments of $15,000 commencing in
 February 1999, payment of $343,333 on
 March 31, 2000 and a final payment of
 $934,319 due on December 10, 2000
 including imputed interest of 9.25%.                 (a)         920,410

10% interest bearing obligation payable in two
 installments of $100,000 each on March 15,
 2000 and July 15, 2000 and a final payment of
 $200,000 January 15, 2001.                                       204,219
                                                            -------------
                                                               11,150,497
Portion due within one year                                     1,633,643
                                                            -------------
Long-term debt - less current maturities                    $   9,516,854
                                                            =============

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
                                                            -----------
                                                            $11,150,497
                                                            ===========


NOTE 6 -  CONVERTIBLE PROMISSORY NOTES.
--------------------------------------

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


NOTE 7 -  CAPITAL STOCK.

          (a) Common stock sold for consideration other than cash:

   During the third quarter of 2000, the Company issued 279,500 shares having a fair market value on the date of issuance of $259,094. The shares were issued as additional interest, and as payment of a consultant's finders fee, and this amount is being charged to operations over the life of the convertible promissory notes issued in through out the third quarter of 2000.

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

NOTE 8 -  STOCK OPTIONS AND WARRANTS.

     A summary of activity related to non-qualifying stock options and warrants granted by the Company is as follows:

                                                               Exercise
                                                                 Price
                                                                  Per
                                        Options   Warrants       Share
                                        -------  ----------  --------------
Outstanding at January 1, 1999           10,000     200,000  $ .96 to $2.60

Cancelled                               (10,000)             $2.53
Granted during 1999                     420,000   1,330,000  $1.00 to $1.75
                                        -------  ----------
Outstanding at December 31, 1999        420,000   1,530,000  $1.00 to $2.60

Granted during 2000                     250,000     822,917  $ .50 to $2.00
                                        -------  ----------
Outstanding at September 30, 2000       670,000   2,352,917  $ .50 to $2.60
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

                                        For the Nine Months Ended
                                              September 30,
                                        --------------------------
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

   Employees and a financial consultant were issued warrants to acquire 156,750 common shares for services at $2.00 per share which was the fair value of the common stock on the date of issuance.

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

(c)  Exhibits
     --------

3.1.a     Certificate of Incorporation, as amended. /(1)/

3.1.b     Certificate of Amendment effective September 19, 2000. /(1)/

3.2       Bylaws. /(1)/

10.1 Stock Purchase Agreement dated 9/9/98 for acquisition of Fast Ferry Holding Corp. /(1)/

10.2      Lease Agreement dated 3/30/98 for Aragon Marina. /(1)/

10.3      Lease Agreement dated October 1999 for Stamford Property Marina. /(1)/

10.4      Letter of Intent for vessel construction. /(2)/

10.5.1    Employment Agreement with John Ferreira. /(1)/

10.5.2    Employment Agreement with Anthony Cappaze. /(1)/

10.5.3    Employment Agreement with Anthony Colasanti. /(1)/

10.6      Agreement with Robert E. Derecktor, Inc. for vessel construction.
          /(1)/

10.7      Lease Agreement for Clam Hut site dated 12/15/00. /(1)/

10.8      Amendment to Senior Promissory Notes. /(1)/

21.1      Subsidiaries of the Registrant. /(1)/

27.1      Financial Data Schedule.  Filed herewith.

27.2      Financial Data Schedule.  Filed herewith.

_______________
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended.
(2) Incorporated by reference from the Company's Form 10-KSB/A No. 1 for the fiscal year ended December 31, 1999, File No. 0-29205.


(d) Schedules. Schedules are omitted as the information is not required or not applicable, or the required information is shown in the financial statements or notes thereto.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB/A No. 4 to be signed on its behalf by the undersigned, thereunto duly authorized.

                              LIGHTHOUSE LANDINGS, INC.


Date: January 12, 2001        By:/s/ Anthony Cappaze
                                 -----------------------------------------
                                 Anthony Cappaze, President, Chief
                                 Executive Officer and Director


Date: January 12, 2001        By:/s/ John Ferreira, Jr.
                                 -----------------------------------------
                                 John Ferreira, Chief Financial Officer



Date: January 12, 2001        By:/s/ Anthony Colasanti
                                 -----------------------------------------
                                 Anthony Colasanti, Vice President,
                                 Secretary and Director



Date: January 12, 2001        By:/s/ Francis P. Matusek
                                 -----------------------------------------
                                 Francis P. Matusek, Director



Date: January 12, 2001        By:/s/ Gregory J. Hauke
                                 -----------------------------------------
                                 Gregory J. Hauke

                                 EXHIBIT INDEX



(c)  Exhibits
     --------

3.1.a     Certificate of Incorporation, as amended.  /(1)/

3.1.b     Certificate of Amendment effective September 19, 2000. /(1)/

3.2       Bylaws. /(1)/

10.1 Stock Purchase Agreement dated 9/9/98 for acquisition of Fast Ferry Holding Corp. /(1)/

10.2      Lease Agreement dated 3/30/98 for Aragon Marina. /(1)/

10.3      Lease Agreement dated October 1999 for Stamford Property Marina. /(1)/

10.4      Letter of Intent for vessel construction. /(2)/

10.5.1    Employment Agreement with John Ferreira. /(1)/

10.5.2    Employment Agreement with Anthony Cappaze. /(1)/

10.5.3    Employment Agreement with Anthony Colasanti. /(1)/

10.9      Agreement with Robert E. Derecktor, Inc. for vessel construction.
          /(1)/

10.10     Lease Agreement for Clam Hut site dated 12/15/00. /(1)/

10.11     Amendment to Senior Promissory Notes. /(1)/

21.1      Subsidiaries of the Registrant. /(1)/

27.1      Financial Data Schedule.  Filed herewith.

27.2      Financial Data Schedule.  Filed herewith.

________________
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended.
(3) Incorporated by reference from the Company's Form 10-KSB/A No. 1 for the fiscal year ended December 31, 1999, File No. 0-29205.