Form 10KSB/A
period 1999-12-31
LIGHTHOUSE FAST FERRY INC
filed 2001-02-07
CIK 1022360

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                              FORM 10-KSB/A No. 5

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


As of February 2, 2001, there were 6,725,087 shares of the Registrant's $.01 par value Common Stock ("Common Stock"), the only outstanding class of voting securities, outstanding. Based on the closing price of the Common Stock as reported on the "Pink Sheets" on February 2, 2001, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $1,043,775.

Transitional Small Business Disclosure Format (check one):  Yes [_]    No [X]

                           Lighthouse Landings, Inc.
                              FORM 10-KSB/A No. 5

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


     In October 1998, the Company acquired 80% of the issued and outstanding shares of the capital stock of Fast Ferry Holding Corporation, a New York corporation, and its wholly owned subsidiaries, Fast Ferry I Corporation, Fast Ferry II Corporation and New York Fast Ferry Services, Inc., all New York corporations (collectively "NY Fast Ferry"). In July 2000, the Company entered into an oral agreement with the holders of the remaining 20% of issued and outstanding shares of Fast Ferry Holding Corporation for the purchase by the Company of the remaining NY Fast Ferry shares for a combination of $28,753 in cash and 102,271 restricted common shares of the Company. Management expects that the parties will finalize and execute a written stock purchase agreement in the first quarter of 2001. NY Fast Ferry owns two vessels, the M/V Finest and the M/V Bravest, and is in the business of operating high-speed commuter ferry services in the greater New York City harbor area. The Company issued 454,545 shares of its common stock to the NY Fast Ferry shareholders. Of the 454,545 shares issued, 70,000 shares are subject to a put under which two of the three selling shareholders can require the Company to purchase an aggregate of 70,000 shares at a price of $5.00 per share.

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


     As of December 11, 2000, the Company offers regular, daily ferry service from both the Clam Hut and the Aragon sites. Each weekday morning, the Company offers a 6:00 a.m. and an 8:00 a.m. departure from the Aragon site and a 6:55 a.m. departure from the Clam Hut site. Each weekday afternoon, the Company offers one return to the Clam Hut site at 5:00 p.m. All of the remaining afternoon runs dock at the Aragon site.

     NY Fast Ferry also runs excursions during non-commuter times and on holidays and weekends when the vessel is not operating scheduled trips. These excursions include whale watching trips off the coast in the winter, summer sunset cruises in New York Harbor, and fall foliage tours up the Hudson River Valley. The ferries also make trips to sporting events including baseball games at Shea Stadium and football games at West Point, and for special events such as 4th of July fireworks. The Company also rents its vessels for charters and private parties.

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

     The Company entered into a five-year lease agreement, renewable for a further five-year term, with The Connecticut Light and Power Authority (the "Landlord") for approximately 3.6 acres together with a docking facility located at Atlantic Street and Washington Boulevard in Stamford, Connecticut (the "Stamford Property") for the purpose of operating a high-speed ferry service. The lease commenced on November 1, 1999 with rent payments commencing on March 1, 2000. Rent for the first six months (March through August) is based on an annual rate of $100,000, or $8,333.33 per month, and for the seventh through the twenty-fourth month, rent is based on an annual rate of $150,000, or $12,500 per month. On August 7, 2000, the Company received a notice from a subsidiary of its Landlord terminating the lease. The Company disputes the Landlord's right to terminate the lease and has filed legal action to enforce the lease. See Item 3, Legal Proceedings, below.

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


     Before ferry service can begin, the Company must first obtain various governmental approvals and complete site improvements on the Stamford Property. The Company expects the refurbishment to be completed within approximately 120 days from the time construction begins. The Stamford site has been zoned for parking and the Company has received oral assurances from the local authorities that it can operate fast ferry service from this site. The site will have approximately 600 parking spaces. The Company has met with its engineers and government officials, and is attempting to resolve its dispute with the Landlord on the Stamford site in a favorable manner (see the discussion in Item 3, Legal Proceedings). The Company is unable to make site improvements until the dispute with the Landlord is resolved. The Company originally applied for a Certificate of Permission ("COP") with the Connecticut Department of Environmental Protection ("DEP"). The Company received correspondence dated October 30, 2000 from the Connecticut DEP advising the Company that the proposed activities do not conform to the statutory criteria for which a COP may be issued. The correspondence further stated that the proposed activities cannot be authorized by a COP, but require a permit pursuant to Section 22A-361 of the Connecticut general statutes. On December 15, 2000 the Company filed an application with DEP in accordance with Section 22A-361. The Landlord issued notice to the DEP, objecting to the Company's application and as a result, the Company's application was dismissed. Any further applications for permits relating to the Stamford site will require the consent of the Landlord. The Company is presently engaged in litigation with the Landlord in an effort to have its lease for the Stamford property reinstated which would also require the Landlord to cooperate with the Company and not to withhold its consent to file for an application with the DEP. The initial trial date is set for February 26, 2000.

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


     On August 8, 2000, the Company filed a complaint against the Landlord in Connecticut Superior Court against alleging breach of lease, promissory estoppel, breach of the duty of good faith and fair dealing, intentional misrepresentation, negligent misrepresentation, and violation of the Connecticut Unfair Trade Practices Act by the Landlord. The Company claims that the Landlord had agreed that the permits issue would not be used to attempt to terminate the lease. The Company is seeking specific performance of the lease, compensatory and punitive damages, attorneys fees, and other relief. The initial trial date is set for February 26, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Market Information
------------------


     The Company's Common Stock has been traded on the NASD Over-the-Counter Bulletin Board under the symbol LHFF, but it currently trades on the "Pink Sheets." The Company's stock was de-listed from the Bulletin Board pursuant to new NASD Rules, permitting only those companies who file periodic reports with the SEC to be listed. The Company intends to re-apply for listing on the Bulletin Board as soon as the Company completes the registration process under this Registration Statement. The following table sets forth the high and low bid prices of the Company's common stock during the periods indicated as reported by the internet source www.cnbc.com.



                       Calendar       High Bid Price     Low Bid Price
                      -----------     --------------     -------------

2000                  4th Quarter     $        2.250     $        1.75
                      3rd Quarter              2.950              1.70
                      2nd Quarter               3.00              1.25
                      1st Quarter              3.062              0.50

1999                  4th Quarter     $         3.50     $        1.50
                      3rd Quarter             5.3125             1.625
                      2nd Quarter               4.00              1.50
                      1st Quarter               4.75              2.00

1998                  4th Quarter     $        2.875     $        1.25
                      3rd Quarter               4.50              2.00
                      2nd Quarter              5.375              2.25
                      1st Quarter               5.25              3.50

1997                  4th Quarter     $        6.625     $        2.75
                      3rd Quarter               6.50             3.125
                      2nd Quarter               6.00              2.00
                      1st Quarter                *                 *

------------
*  Trading did not commence until 2nd Quarter.

     The closing bid price of the Common Stock on the Pink Sheets on December 29, 2000, was $2.20 per share.

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

     Stock issued in October 1999:

                                                     Number of Shares
               Name                                    and Warrants
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

     Stock issued in November 1999:

                                                     Number of Shares
               Name                                    and Warrants
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

     In January 2000, the Company sold 97,500 shares of common stock at $1.00 per share, less a finder's fee of $8,500, and an equal number of warrants good for purchasing shares of common stock for $1.25 per share, exercisable for one year, to the following accredited investors:

                                                     Number of Shares
               Name                                    and Warrants
                                                     ----------------
               Joseph Pontoriero                           25,000

               Anthony R. Mautone                          15,000

               Joseph Capozza                              25,000

               Daniel Coiro                                25,000

                                                     Number of Shares
               Name                                    and Warrants
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

     In February 2000, the Company sold 50,000 shares of common stock at $1.00 per share, and an equal number of warrants good for purchasing shares of common stock at $1.25 per share, exercisable for one year, to the following accredited investors:

                                                     Number of Shares
               Name                                    and Warrants
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

     In March 2000, the Company sold 450,000 shares of common stock at $0.50 per share, and an equal number of warrants good for purchasing shares of common stock at $1.00 per share, exercisable for two years, to the following accredited investors:

                                                     Number of Shares
               Name                                    and Warrants
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

Name                              Principal Amount of Note       Number of Shares
----                              ------------------------       ----------------
Robert Powless                             $20,000                      500
Arthur Klowden                             $ 5,000                      125
Herman and Danny Vaden                     $20,000                      500
Steve Carcaterra                           $20,000                      500
Edward Holst                               $ 5,000                      125
Lowell Kupfer                              $10,000                      250
Frederick Keifer                           $20,000                      500
Herbert and Lois Rake                      $20,000                      500
Loren and Judith Hanson                    $20,000                      500
                                                                       ====
                                                                       3500

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
                                                                            =====
                                                                            1,875


     During July 2000, the Company issued 272,000 shares, having a fair market value on the date of issuance of $544,000, to the following purchasers of the Company's senior convertible promissory notes. Joseph Giamanco received 75,000 shares in consideration for his modification and conversion of his $200,000 secured convertible promissory note of the Company to an unsecured convertible promissory note of the Company and in consideration for his lending an additional $100,000 to the Company. The offering was conducted in reliance on
Section 4(2) of the Act and Rule 506.

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

Liquidity and Capital Resources
-------------------------------


     Since inception, the Company has funded its operations primarily through cash generated from private placements of debt and equity securities and institutional financing. In October 1998, the Company acquired 80% of the stock of NY Fast Ferry and commenced operating fast ferry service from Highlands, New Jersey. As part of the transaction, the Company guaranteed payment and satisfaction of NY Fast Ferry's outstanding liabilities, which included mortgages on its two ferry vessels and a line of credit. In July 2000, the Company entered into an oral agreement with the holders of the remaining 20% of issued and outstanding shares of Fast Ferry Holding Corporation for the purchase by the Company of the remaining NY Fast Ferry shares for a combination of $28,753 in cash and 102,271 restricted common shares of the Company. Management expects that the parties will finalize and execute a written stock purchase agreement in the first quarter of 2001. The NY Fast Ferry operation generates sufficient cash-flow to cover its direct operating costs. However, the NY Fast Ferry operation does not yet generate enough cash to make principal and interest payments for both boat mortgages, carry its other debt, to fund the capital improvements and capital expenditures necessary for the Company to expand its operations and to implement its strategic business objectives.

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

     In July 2000, the Company received a total of $1,000,000 in proceeds from senior convertible promissory notes from four lenders, originally due January 14, 2001 with interest at 10% per annum, payable quarterly, and paid a finder's fee by issuance of an $88,000 note. One of these lenders exchanged a $200,000 note for its $200,00 mortgage note receivable. In December 2000 the Company and the lenders agreed to extend the maturity date of the notes to June 30, 2001 and in consideration therefor, the Company agreed to issue to the lenders shares of the Company's common stock at a rate of one share for each $2.00 of outstanding indebtedness then due and owing. Further, the Company agreed to reduce the conversion price from $1.50 per share to $1.00 per share and upon a ninety day default, the conversion price is reduced from $1.00 per share to $0.75 per share. Each lender has the right at its sole and exclusive option to convert the outstanding indebtedness under the notes to common stock of the Company at any time prior to the Company making payment and should such conversion rights be exercised, the Company shall issue common stock to the lender at the rate of one share for each $1.00 of indebtedness then due and owing. The loans may be prepaid at any time, but must be repaid out of the proceeds of any financing in excess of $2,000,000.


     In June 1999, the Company obtained financing in the net amount of $200,000 from a then unrelated third party that was secured by a second mortgage on the property of the Shrewsbury River, subject to a real estate tax lien, and by a personal guarantee of a major shareholder. The note carried an annual interest rate of 18% and was payable in monthly installments, applied first to interest, as follows: from July 10, 1999 through December 10, 1999, $10,000 per month; from January 10, 2000 through May 10, 2000, $15,000 per month; and commencing June 10, 2000, three monthly installments each equal to one-third of the outstanding balance on June 10, 2000. The Company made a principal payment in July 2000, reducing the balance to $58,694. In July 2000, the lender agreed to modify and convert his secured note into an unsecured convertible note and also loaned the Company an additional $100,000 and in exchange therefor, received 75,000 restricted shares of common stock of the Company. The Company is currently renegotiating the terms of the note, such that the Company will make interest only payments on the balance until a final payment is made before March 1, 2001. To date, the Company is current in its obligation. As an inducement to enter into the loan, the Company issued the lender 25,000 shares of common stock in June 1999 and an additional 25,000 shares in December 1999.

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

Subsequent Events
-----------------

     In October, the Company received a total of $500,000 in proceeds from senior convertible promissory notes from two lenders, originally due January 30, 2001 with interest at 10% per annum, payable quarterly, and issued a $55,000 note as a finder's fee. In December 2000 the Company and the lenders agreed to extend the maturity date of the loans to June 30, 2001 and in consideration therefor, the Company agreed to issue to the lenders shares of the Company's common stock at a rate of one share for each $2.00 of outstanding indebtedness then due and owing. Further, the Company agreed to reduce the conversion price from $1.50 per share to $1.00 per share and upon a ninety day default, the conversion price is reduced from $1.00 per share to $0.75 per share. Each lender has the right at its sole and exclusive option to convert the outstanding indebtedness under the notes to common stock of the Company at any time prior to the Company making payment and should such conversion rights to exercised, the Company shall issue common stock to the lender at the rate of one share for each $1.00 of indebtedness then due and owing. The loans may be prepaid at any time, but must be repaid out of the proceeds of any financing in excess of $2,000,000.

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

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     See Financial Statements and Supplementary Data immediately preceding the
     ---
signature page of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The names, ages, municipalities of residence, positions with the Registrant, and principal occupations of the directors and executive officers of the Registrant as of January 2, 2001 are as follows:


       Name, Age and
   Municipality Residence                            Office                              Other Business Experience
   ----------------------                            ------                              -------------------------
Anthony Cappaze                       Chairman, Chief Executive Officer of the     President of Trinity Group since 1998;
Short Hills, NJ                       Company and Director since its inception.    Regional Manager for Northern Telecom 1983
Age:     56                                                                        - 1998.

Anthony Colasanti                     Vice President, General Counsel and          Partner in the law firm of Colasanti and
West Orange, NJ                       Director of the Company since 1996.          Scott July 1998 - 2000; partner in the law
Age:     57                           Secretary of the Company since January       firm Colasanti, Ermel & Cosale 1994 - 1998.
                                      1999.

Francis Matusek                       Director of the Company since its            Partner in the accounting and tax
Matawan, NJ                           inception; Officer of the Company from its   consulting firm of Matusek & Company since
Age:     48                           inception until January 1999.                1974.

Gregory J. Hauke                      Director of the Company since June 2000.     President of Hauke Realty, Inc. since
Freehold, NJ                                                                       1985.  Chief Financial Officer of Phoenix
Age:       50                                                                      Funding since 1996.

John Ferreira, Jr.                    Chief Financial Officer of the Company       Corporate Controller of ESC Sharplan
Washington Township, NJ               since May 2000.                              Medical Systems, North American Operations
Age:      37                                                                       from November 1995 to April 2000.  Senior
                                                                                   Financial and Operating Analyst for Volvo
                                                                                   Car Finance from August 1994 to November
                                                                                   1995.

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

                                                    SUMMARY COMPENSATION TABLE

          FISCAL YEAR COMPENSATION                                         LONG TERM COMPENSATION

                                                              Awards                                   Payouts
                                                              ------                                   -------

                                                                                         Restricted
                                                                                           Shares
                                                                   Securities under    or Restricted      LTIP        All other
    Name and                  Salary(1)   Bonus    Other Annual      Option/SARs           Share        Payouts     Compensation
Principal Position    Year      ($)        ($)     Compensation        Granted             Units          ($)            ($)
------------------    ----    ---------   -----    ------------    ----------------    -------------    -------     ------------
Anthony Cappaze/      1999     100,000      0           0              300,000               0             0            5,700
Chairman              1998      75,000      0           0                    0               0             0                0
and CEO               1997      75,000      0           0                    0               0             0                0

------------
(1) The base compensation is recorded and accrued, but payment is deferred in the interest of optimizing the Company's cash flow.

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

Agreements with Management.
--------------------------


     The Company had employment agreements with Messrs. Cappaze and Matusek that provided for annual salaries of $75,000 each through April 30, 1998 and $100,000 each, thereafter. Mr. Cappaze signed a new employment agreement in January 2000. Mr. Colasanti signed a new employment agreement in February 2000, and Mr. Matusek's agreement ended March 31, 1999.


     The term of Mr. Cappaze's employment agreement dated January 2000 is for a period of three years through December 31, 2002. The term of Mr. Colasanti's employment agreement dated February 1, 2000 is for a period of thirty-five months through December 31, 2002. Mr. Cappaze's base salary under his employment agreement is $150,000 per year and Mr. Colasanti's base salary under his employment agreement is $120,000 per year. Mr. Cappaze and Colasanti are individually referred to from time to time as "Employee" or collectively as "Employees" in this section. In addition to the base salaries, the Employees are entitled to merit increases in salaries during the term of the agreements in amounts and at such times as determined by the Board of Directors of the Company. The employment agreements provide that the employment of each Employee may be terminated in the event of the death of the Employee, in which case the Company shall pay to the estate or other legal representative of the Employee his base salary (at the annual rate then in effect) accrued to that date which is six months after the Employee's date of death and not theretofore paid. The employment agreements provide that the employment of each Employee may also be terminated if the Employee becomes incapacitated and is unable to perform his normal duties under the agreements for ninety (90) consecutive days. Promptly after such termination, the Company shall pay to the Employee his base salary (at the annual rate then in effect) accrued to the date of termination and not theretofore paid. The employment of the Employees may also be terminated at any time for due cause (as that term is defined in the agreements) and in such event, the Company shall pay to the Employee his base salary at the annual rate then in effect accrued to the date of such termination and not theretofore paid to Employee. The Company may also terminate the employment of the Employees for any reason other than the above for whatever reason it deems appropriate and in that event, the Company shall (i) pay to the Employee a lump sum one and one half times his annual base salary at the annual rate then in effect and (ii) give employee warrants granting Employee the right to purchase 150,000 shares of the Company's common stock at $1.00 per share over a period of five (5) years from the date of termination. The Employees may also resign from employment with the Company upon 30 days prior written notice to the Company.

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

                                                    OPTION/SAR GRANTS IN PREVIOUS YEAR
                                                            INDIVIDUAL GAINS

                         Number of           % of Total
                         Securities         Options/SARs
                         Underlying          Granted to
                        Options/SARs        Employees in        Exercise or Base       Market Price on
Name                    Granted (#)          Fiscal Year          Price ($/Sh)          Date of Grant       Expiration Date
----                    ------------        ------------        ----------------       ----------------     ---------------
Anthony Cappaze            200,000               32%                 $1.75                  $1.75               06/11/02
                           100,000               16%                 $1.25                  $1.25               10/27/01

Anthony Colasanti          100,000               16%                 $1.50                  $1.50               12/20/01
                           100,000               16%                 $ 125                  $1.25               10/27/01

------------

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

Aggregated Option/SAR Exercised in Last Fiscal Year and FY-End Option/SAR Values

                                                                          Number of Securities           Value of
                                                                         Underlying Unexercised         Unexercised
                                                                         Options/SARs at FY-End       Options/SARs at
                                                                                  (#)                   FY-End ($)

                         Shares Acquired on                                   Exercisable/             Exercisable/
Name                        Exercise (#)          Value Realized ($)         Unexercisable             Unexercisable
----                     ------------------       ------------------         -------------             -------------
Anthony Cappaze                 -0-                      -0-             200,000 all exercisable            N/A
                                                                         100,000 all exercisable          $16,000

Anthony Colasanti               -0-                      -0-             100,000 all exercisable            N/A
                                                                         100,000 all exercisable          $16,000

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


Name and Address                            Amount and Nature of          Percent of
Of Beneficial Owner                         Beneficial Ownership         Common Stock
-------------------                         --------------------         ------------
Anthony Cappaze                                  1,509,850(1)                21.4%
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ  07006

Anthony Colasanti                                  390,000(2)                 5.6%
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ  07006

Francis P. Matusek                               1,050,400(3)                15.8%
186 Highway 34
Matawan, New Jersey 07747

Ray Wright                                         150,000(4)                 2.2%
One Springfield Avenue
Summit NJ  07901

John Ferreira, Jr.                                       0                    *
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ  07006

Gregory J. Hauke                                    29,250                    *
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ  07006

All current directors and executive officers     2,979,500(5)                39.8%
as a group (five persons)

------------
*Less than one percent.

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

(5)  Includes footnotes 1 through 3.

Other Owners.
------------

     To the knowledge of the Directors and Senior Officers of the Company, as of December 6, 2000, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than the following:


Name and Address                                    Amount and Nature of                Percent of
of Beneficial Owner                                 Beneficial Ownership               Common Stock
-------------------                                 --------------------               ------------
Capital Research Ltd.                                     556,873(1)                        7.8%
27241 Paseo Peregrino
San Juan Capistrano, CA  92675

Joseph Giamanco                                         1,228,917(2)                       16.1%
c/o Henry Kramer
GHM, Inc.
74 Trinity Place
New York, NY  10006

Michael Lauer                                           4,436,467(3)                       46.3%
c/o The Lancer Group
375 Park Avenue
New York, NY  10152

------------
(1) Includes 126,500 shares to be issued pursuant to an amendment to senior promissory notes executed in December 2000; warrants to purchase 75,000 shares at $1.25 per share until October 2004; approximately 144,623 shares underlying currently convertible promissory notes, such notes being convertible into shares of common stock at the rate of one share for each $1.00 of indebtedness then due and owing (number reflects indebtedness under the notes as of November 30, 2000); approximately 100,000 shares underlying a currently convertible promissory note, such note being convertible into shares of common stock at the rate of one share for each $1.00 of indebtedness then due and owing to be issued in consideration for the negotiation and execution of the amendment to senior promissory notes; and 50,000 shares to be issued in consideration of the negotiation and execution of the amendment to senior promissory notes.

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


                                    PART IV
                                    -------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits
         --------

3.1.a    Certificate of Incorporation, as amended.  (1)

3.1.b    Certificate of Amendment effective September 19, 2000. (1)

3.2      Bylaws. (1)

10.1 Stock Purchase Agreement dated 9/9/98 for acquisition of Fast Ferry Holding Corp. (1)

10.2     Lease Agreement dated 3/30/98 for Aragon Marina. (1)

10.3     Lease Agreement dated October 1999 for Stamford Property Marina. (1)

10.4     Letter of Intent for vessel construction. (2)

10.5.1   Employment Agreement with John Ferreira. (1)

10.5.2   Employment Agreement with Anthony Cappaze. (1)

10.5.3   Employment Agreement with Anthony Colasanti. (1)

10.6     Agreement with Robert E. Derecktor, Inc. for vessel construction. (1)

10.7     Lease Agreement for Clam Hut site dated 12/15/00. (1)

10.8     Form of 10% Senior Promissory Notes.  Filed herewith.

10.9     Form of 10.5% Convertible Promissory Notes.  Filed herewith.

10.10    Amendment to Senior Promissory Notes. (1)

10.11 Form of Note Modification Agreement with 10% Senior Promissory Note holders. Filed herewith.

21.1     Subsidiaries of the Registrant. (1)

27.1     Financial Data Schedule. (2)

-------------
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended.

(2) Incorporated by reference from the Company's Form 10-KSB/A No. 4 for the fiscal year ended December 31, 1999, File No. 0-29205.


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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB/A No. 5 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LIGHTHOUSE LANDINGS, INC.

Date: February 6, 2001       By: /s/ Anthony Cappaze
                                 --------------------------------------------
                                 Anthony Cappaze, President, Chief
                                 Executive Officer and Director


Date: February 6, 2001       By: /s/ John Ferreira, Jr.
                                 --------------------------------------------
                                 John Ferreira, Chief Financial Officer


Date: February 6, 2001       By: /s/ Anthony Colasanti
                                 --------------------------------------------
                                 Anthony Colasanti, Vice President, Secretary
                                 and Director


Date: February 6, 2001       By: /s/ Francis P. Matusek
                                 --------------------------------------------
                                 Francis P. Matusek, Director


Date: February 6, 2001       By: /s/ Gregory J. Hauke
                                 --------------------------------------------
                                 Gregory J. Hauke

                                 EXHIBIT INDEX

(a)      Exhibits
         --------
3.1.a    Certificate of Incorporation, as amended. (1)

3.1.b    Certificate of Amendment effective September 19, 2000. (1)

3.2      Bylaws. (1)

10.1     Stock Purchase Agreement dated 9/9/98 for acquisition of Fast Ferry
         Holding Corp. (1)

10.2     Lease Agreement dated 3/30/98 for Aragon Marina. (1)

10.3     Lease Agreement dated October 1999 for Stamford Property Marina. (1)

10.4     Letter of Intent for vessel construction. (2)

10.5.1   Employment Agreement with John Ferreira. (1)

10.5.2   Employment Agreement with Anthony Cappaze. (1)

10.5.3   Employment Agreement with Anthony Colasanti. (1)

10.6     Agreement with Robert E. Derecktor, Inc. for vessel construction. (1)

10.7     Lease Agreement for Clam Hut site dated 12/15/00. (1)

10.8     Form of 10% Senior Promissory Notes.  Filed herewith.

10.9     Form of 10.5% Convertible Promissory Notes.  Filed herewith.

10.10    Amendment to Senior Promissory Notes. (1)

10.11 Form of Note Modification Agreement with 10% Senior Promissory Note holders. Filed herewith.

21.1     Subsidiaries of the Registrant. (1)

27.1     Financial Data Schedule. (2)

------------
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended.

(2) Incorporated by reference from the Company's Form 10-KSB/A No. 4 for the fiscal year ended December 31, 1999, File No. 0-29205.