Form 10KSB
period 2000-12-31
LIGHTHOUSE FAST FERRY INC
filed 2001-04-16
CIK 1022360

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

     (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
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

     Yes [X]    No [ ]

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $4,018,323

As of April 11, 2001, there were 8,348,637 shares of the Registrant's $.01 par value Common Stock ("Common Stock"), the only outstanding class of voting securities, outstanding. Based on the closing price of the Common Stock as reported on the internet source www.cnbc.com on April 11, 2001, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $3,402,732.

Transitional Small Business Disclosure Format (check one):    Yes [ ]    No [X]

                       Lighthouse Fast Ferry, Inc., Inc.
                                  FORM 10-KSB

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

History of the Company
----------------------

     Lighthouse Fast Ferry, Inc., (the "Company") is a New Jersey corporation formed on May 12, 1993 under the name Drydock Cafe, Inc. On September 21, 1994, the Company changed its name to Lighthouse Landings, Inc. On September 19, 2000, the Company changed its name to Lighthouse Fast Ferry, Inc.

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

     In September 1993 the Company purchased the Property at a Sheriff's sale for $1,000,000. Currently, the Property is encumbered by a promissory note and mortgage with the remaining principal balance of $28,575 at December 31, 2000.

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

     In October 1998, the Company acquired 80% of the issued and outstanding shares of the capital stock of Fast Ferry Holding Corporation, a New York corporation, and its wholly owned subsidiaries, Fast Ferry I Corporation, Fast Ferry II Corporation and New York Fast Ferry Services, Inc., all New York corporations (collectively "NY Fast Ferry"). In July 2000, the Company entered into an oral agreement with the holders of the remaining 20% of issued and outstanding shares of Fast Ferry Holding Corporation for the purchase by the Company of the remaining NY Fast Ferry shares for a combination of $28,753 in cash and 102,271 restricted common shares of the Company. Management expects that the parties will finalize and execute a written stock purchase agreement in the second quarter of 2001.

     NY Fast Ferry owns two vessels, the M/V Finest and the M/V Bravest, and is in the business of operating high-speed commuter ferry services in the greater New York City harbor area. The

Company issued 454,545 shares of its common stock to the NY Fast Ferry shareholders. Of the 454,545 shares issued, 70,000 shares were subject to a put under which two of the three selling shareholders can require the Company to purchase an aggregate of 70,000 shares at a price of $5.00 per share. As of December 31, 2000 there are 10,000 shares still subject to a put option.

     As a result of the acquisition of NY Fast Ferry, the Company's primary business changed from the redevelopment of the Property to the operation of existing fast ferry service and the development of new routes. Accordingly, the Company reevaluated all other business strategies and decided to sell all non-core business assets and operations so it could focus solely on developing its core business of ferry services. In October 1999 the Company listed both the Cigar Box and the Property for sale. Efforts to sell the Cigar Box business were unsuccessful. The Company closed the Cigar Box on March 31, 2000. On March 29, 2001, the Company executed an agreement for the sale of the Property for the sum of $1,150,000.

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

     The Company's vessels travel 17 nautical miles across New York Harbor from Highlands, New Jersey to Pier 11 in downtown Manhattan, New York. Pier 11 is located about two blocks from Wall Street. The company's vessels also make a stop at the East 34th Street Pier on the eastside of midtown Manhattan. The trip to Pier 11 is approximately 40 minutes with an additional 10 minutes to the East 34th Street dock. Each day, the vessels make three peak trips in the morning and four peak return trips at the end of the business day, and make one off-peak morning trip and one off-peak return trip in the evening four days a week. Passengers on these trips are primarily commuters, the majority of whom purchase 40-trip tickets at the current cost of $450.

     The M/V Finest was under a bareboat charter arrangement until October 31, 1999 to the Massachusetts Steamship Authority, which operates a fast ferry service in Massachusetts. In January 2000 the M/V Finest underwent a scheduled engine overhaul and is now used full-time for the NY Fast Ferry operation. The M/V Finest is used for the seven a.m. run to and from Manhattan at a second Highlands site known as the "Clam Hut" site. On December 15, 2000 the Company executed a Parking License Agreement, Docking Permit and Lease of Dock and Office Space (the "Clam Hut

Lease) for the Clam Hut site. Pursuant to the terms of the Clam Hut Lease, the Company has the right to use 125 of the parking spaces at the Clam Hut site from Monday to Friday until December 31, 2001 for a fee of $1,250 per week plus 5% of gross revenues of all excursions/charters originating and/or terminating at the landlord's pier. The Clam Hut Lease is renewable at the end of each period with terms to be decided upon renewal and in keeping with the requirements of the municipality. In addition, pursuant to the terms of the Clam Hut Lease, the Company has the right to use the pier and to use the outbuilding at the foot of the pier for $400 per month as a ticket booth. The terms of use for the pier and outbuilding are coincident with the terms of the parking space license. The Company began ferry service from the site on December 11, 2000.

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

     NY Fast Ferry also runs excursions during non-commuter times and on holidays and weekends when the vessel is not operating scheduled trips. These excursions include summer sunset cruises in New York Harbor, and fall foliage tours up the Hudson River Valley. The ferries also make trips to sporting events including baseball games at Shea Stadium and football games at West Point, and for special events such as 4th of July fireworks. The Company also rents its vessels for charters and private parties.

     The Property is not in operational condition for fast ferry service because of the condition of the bulkhead, the surface of the parking area, and the site's limited parking capacity. Accordingly, NY Fast Ferry operates from a leased facility known as the Aragon Marina ("Aragon") located on Willow Street, Highlands, New Jersey. The site is leased by NY Fast Ferry on a passenger trip basis, with a remaining term of approximately two years. Under this lease, the property owner provides and maintains all land side facilities, including providing parking attendants in the morning, snow plowing, lighting, docks, shuttle bus to offsite lot, etc. It is Aragon's obligation to provide 300 parking spaces, but only 250 are available, and there are payment reductions for the lost parking spaces. The monthly lease payment to Aragon has averaged $35,600 over the last 12 months.

     The Company is actively seeking other sites in the New York, New Jersey and Connecticut areas suitable for providing fast ferry service to commuters to Manhattan, in order to maximize ferry capacity.

     In November 1999 the Company entered into a five-year lease agreement, renewable for a further five-year term, with The Connecticut Light and Power Authority (the "Landlord") for an approximate 3.6 acres waterfront site together with a docking facility located at Atlantic Street and Washington Boulevard in Stamford, Connecticut (the "Stamford Property") for the purpose of operating a high-speed ferry service. The lease commenced on November 1, 1999 with rent payments commencing on March 1, 2000. Rent for the first six months (March through August) was based on an annual rate of $100,000 or $8,333 per month, and for the seventh through the twenty-fourth month, rent is based on an annual rate of $150,000 or $12,500 per month. On August 7, 2000, the Company received a notice from its Landlord terminating the lease. The Company disputed the Landlord's right to terminate the lease and filed legal action to enforce the lease. See Item 3, Legal

Proceedings, below.

     The Company has negotiated a settlement of the Legal Proceeding with the Landlord, which provides for a new Lease (the "Landlord Lease") with Landlord for the Stamford Property. The Landlord Lease will be for a term of five (5) years, with three (3) five year options. The Landlord Lease will be subject to an existing Contract of Sale for the entire 30 acre parcel (the "Parcel") of which the Stamford Property is a small part. Further, the Company has negotiated a Lease (the "Contract Purchaser Lease") with the Landlord's contract purchaser, which shall take effect immediately upon the sale of the Parcel by Landlord to the contract purchaser. The Contract Purchaser Lease will also be for a term of five (5) years with three (3) five year options and provides that the Company may utilize the Parcel for parking, a ferry terminal and to operate its high speed ferry service. The Contract Purchaser Lease will further provide that upon development and construction of the Parcel the contract purchaser will construct a parking garage and allocate to the Company for its exclusive use 500 parking spaces. The Company is awaiting the Lease documents from both Landlord and the contract purchaser and expects both Leases to be executed by May 1, 2001.

     The Company plans to operate high speed ferry service from the Stamford Property to the LaGuardia Airport and to Manhattan stopping at the East 34th Street ferry terminal and Pier 11 in Downtown Manhattan.

     For its Stamford to Manhattan operation, the Company plans to utilize a newly designed aluminum hull catamaran, having a 275 passenger capacity and a 38 knot service speed. In July 2000, the Company executed a contract and paid a deposit of $287,500 to Derecktor Shipyards for the construction of the newly designed vessel. The contract permits the Company to expand the Contract for two (2) additional vessels. All of the design work has been completed and construction of the first vessel will commence immediately upon the Company obtaining a commitment for construction and permanent financing. The Company is presently in discussions with a number of lenders for financing of the vessels. The Company hopes to obtain financing by May 1, 2001 so that the first vessel can be completed and be ready for service early in 2002.

     Before service can begin from the Stamford Property, the Company must obtain various governmental and environmental approvals and complete site
improvements.   Now that the Company has concluded the Legal Proceedings, it will make application to various governmental entities for various permits and approvals immediately upon the execution of the Landlord Lease.

     The Company believes that as a result of informal discussions with various governmental officials that upon filing all of the necessary applications and expert reports that the governmental approvals needed to conduct a ferry operation from the Stamford Property will be forthcoming. The Company expects to complete the approval process by, the fourth quarter of 2001.

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

Competition
-----------

     The Company currently operates in the Monmouth County, New Jersey area. In that market its main competitor is Seastreak, a well-capitalized, wholly-owned subsidiary of Sea Container Corporation, a United Kingdom based corporation. This ferry service operates from a nearby site on the Shrewsbury River, the former Connors Hotel property, and from Atlantic Highlands Yacht Harbor approximately a mile west. Seastreak has undertaken an improvement and expansion program whereby it will increase parking capacity at its Highlands facility, expand its off-peak and weekend schedules and construct a new Highlands terminal. Seastreak has substantially greater financial resources through its parent corporation, Sea Container, and the use of those resources could adversely impact the Company. In addition, Seastreak has ordered two new vessels, which are comparable to the Company's vessels, one of which is expected to be completed in April 2001 and the other is expected to be completed three months thereafter.

     Monmouth County has indicated it is contemplating an additional high speed ferry terminal and operation in a town about seven miles northwest of the Company's site in the Highlands. Current information indicates that the facility may be operational in 2002.

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

Dependence on Suppliers
-----------------------

     Parking at docking sites is the Company's biggest issue. The Company currently is dependent on the lease with Aragon (on which approximately two years remain).

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

Employees
---------

     As of December 31, 2000 the Company had 24 full-time employees and 5 part-time employees. Fast Ferry Holding Corporation employs 19 of the 24 full-time employees and 4 of the part-time employees. The number of employees will increase as additional ferries become operational and the Stamford Property service becomes operational.

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

     The Property is subject to a mortgage lien related to a note payable to Ashley North Fairfield, Inc. ("ANF Note"). The current outstanding principal balance of the ANF Note is $28,575 with an annual interest rate of 18%. The Company made monthly principal and interest payments in the amount of $10,000 through December 1999, and made payments of $15,000 through May 10, 2000. Prior to June 10, 2000, the original due date, the Company renegotiated the terms of the note, such that the Company will make interest only payments on the balance until a final payment is made on or before April 30, 2001. To date, the Company is current in its obligation. The Property is also subject to real estate tax liens due to the non-payment of property taxes.

     The total sum due and outstanding on all tax liens as of December 31, 2000 was approximately $447,843. This amount includes principal and interest. The lien holder cannot proceed with foreclosure for a period of two years after the purchase of the liens. After the two year period, a foreclosure complaint can be filed, which would afford the Company an approximate three to six month period to satisfy the liens. As of this date, foreclosure papers have not been filed, nor has there been a threat of foreclosure.

     On March 29, 2001 the Company executed a contract for the sale of the Shrewsbury Property for the sum of $1,150,000. The closing is to be on or before June 15, 2001, subject to the purchaser obtaining environmental and operational use permits.

     The Cigar Box in Ramsey, New Jersey was located in a strip mall complex. The Cigar Box, Inc. had approximately 1 1/2 years remaining on the lease, for approximately 1,500 square feet at $2,000 per month. The Company surrendered the premises to the Landlord in March 2000. By virtue of the surrender of the premises to the Landlord, the Company has no further liability for lease payments on the premises, and the Landlord has not sought further payments from the Company.

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

     The Company has negotiated a settlement of the Legal Proceeding with the Landlord, which provides for a new Lease (the "Landlord Lease") with Landlord for the Stamford Property. The Landlord Lease will be for a term of five (5) years, with three (3) five year options. The Landlord Lease will be subject to an existing Contract of Sale for the entire 30 acre parcel (the "Parcel") of which the Stamford Property is a small part. Further, the Company has negotiated a Lease (the "Contract Purchaser Lease") with the Landlord's contract purchaser, which shall take effect immediately upon the sale of the Parcel by Landlord to the contract purchaser. The Contract Purchaser Lease will also be for a term of five (5) years with three (3) five year options and provides that the Company may utilize the Parcel for parking, a ferry terminal and to operate its high speed ferry service. The Contract Purchaser Lease will further provide that upon development and construction of the Parcel the contract purchaser will construct a parking garage and allocate to the Company for its exclusive use 500 parking spaces. The Company is awaiting the Lease documents from both Landlord and the contract purchaser and expects both Leases to be executed by May 1, 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Market Information
------------------

     The Company's Common Stock is traded on the NASD Over-the-Counter Bulletin Board under the symbol LHFF, except that from 2000 to March 2001, the Common Stock was listed on the Pink Sheets. The following table sets forth the high and low bid prices of the Company's common stock during the periods indicated as reported by the internet source www.cnbc.com.

           Calendar         High Bid Price      Low Bid Price
         -----------        ---------------     -------------
2000     4th Quarter          $     2.250        $      1.75
         3rd Quarter                2.950               1.70
         2nd Quarter                 3.00               1.25
         1st Quarter                3.062               0.50

1999     4th Quarter          $      3.50        $      1.50
         3rd Quarter                 5.3125             1.625
         2nd Quarter                 4.00               1.50
         1st Quarter                 4.75               2.00

     The closing bid price of the Common Stock as reported on April 11, 2001, was $0.90 per share.

Holders
-------

     As of April 11, 2000, there were 127 holders of the Company's Common Stock, who collectively held 8,348,637 issued and outstanding shares.

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

     In October 1999, the Company issued an aggregate of 1,250,000 shares to Michael Lauer and two companies controlled by that investor (Lancer Offshore and the Viator Fund, Ltd.), all of them accredited investors, for gross proceeds of $1,250,000 or $1.00 per share. The Viator Fund also received warrants to purchase an aggregate of 750,000 shares of common stock exercisable at $1.25 per share until October 31, 2002. A finder's fee was paid to Hermitage Corp on this portion of the offering in the amount of $125,000 and warrants to acquire 75,000 shares of common stock exercisable at $1.25 per share for five years.

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

     Stock issued in October 1999:

                                       Number of Shares
              Name                       and Warrants
              -----                    ----------------

              Joseph Roselle                 50,000

              Anthony R. Mautone             15,000

              Christopher Colasanti          15,000

              Michael Hunt                   15,000

              Vincent Bonomo                  7,500

              Catherine Bonomo                7,500

     Stock issued in November 1999:


                                       Number of Shares
              Name                       and Warrants
              ----                     ----------------

              Dennis Mautone                 15,000

              Joseph Capozza                 12,500

              Daniel Coiro                   12,500


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

     In March 2000, the Company sold 450,000 shares of common stock at $0.50 per share, and an equal number of warrants good for purchasing shares of common stock at $1.00 per share, exercisable for two years, to the following accredited investors:

                                       Number of Shares
              Name                       and Warrants
              -----                    ----------------

              Joseph Roselle                150,000

              Joseph Giamanco               150,000

              Gary Herman                   150,000


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

     In March 2000, the Company issued 125,000 shares of its common stock to The Orbiter Fund and 125,000 shares to The Viator Fund, both accredited investors, in consideration of a $1,000,000 convertible promissory notes to the Company. Capital Research, Ltd., which acted as the finder in the transaction, received 25,000 shares. The transaction was conducted in reliance on Section 4(2) of the Act and Rule 506.

     In May 2000, the Company sold 29,000 shares of common stock, at $1.00 and $1.25 per share, to the following accredited investors. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

                                       Number of Shares
              Name                       and Warrants
              -----                    ----------------

              Christopher Karounos            7,000

              Jason Karounos                  7,000

              Peter Karounos                  7,000

              Dana Schwartz                   8,000
                                             ------
                                             29,000
                                             ======

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


Name                           Principal Amount of Note    Number of Shares
----                           ------------------------    ----------------

Robert Powless                         $20,000                    500
Arthur Klowden                         $ 5,000                    125
Herman and Danny Vaden                 $20,000                    500
Steve Carcaterra                       $20,000                    500
Edward Holst                           $ 5,000                    125
Lowell Kupfer                          $10,000                    250
Frederick Keifer                       $20,000                    500
Herbert and Lois Rake                  $20,000                    500
Loren and Judith Hanson                $20,000                    500
                                                                 ----
                                                                 3500
                                                                 ====

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


              Name                     Number of Shares
              -----                    ----------------

              Dana Schwartz                 12,500
                                            ======

     In June 2000, the Company sold 12,500 shares of common stock at $1.00 per share, to the following accredited investor. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

              Name                     Number of Shares
              -----                    ----------------
              Felice Barone                 10,000
                                            ======

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


Name                           Principal Amount of Note    Number of Shares
----                           ------------------------    ----------------

Frederick Keifer                        $ 40,000                 1,000
Charles Consagra                        $ 40,000                 1,000
Edward Holst                             ($5,000)                 (125)
                                                                 -----
                                                                 1,875
                                                                 =====

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


       Name                    Principal Amount of Note    Number of Shares
       ----                    ------------------------    ----------------

       Joseph Giamanco                 $300,000                75,000
       Lancer Offshore, Inc.           $500,000               125,000
       Capital Research, Ltd.          $ 88,000                22,000
       James Kelly                     $100,000                25,000
       Joseph Roselle                  $100,000                25,000
                                                              -------
                                                              272,000
                                                              =======

     During August 2000, the Company sold 6,667 common shares and warrants to acquire 6,667 common shares at $2.00 per share to Thomas Coleman for $10,000 and sold 20,000 shares to Robert Garcia for $25,000. Both investors were accredited investors. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

     During August 2000, the Company issued 3,125 shares, having a fair market value on the date of issuance of $4,375, to the following purchasers of the Company's 10.5% convertible promissory notes. The number of shares issued in connection with the convertible promissory notes was negotiated on an individual investor basis. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

        Name                   Principal Amount of Note    Number of Shares
        ----                   ------------------------    ----------------

        Frederick Keifer                $40,000                 2,000
        Lowell Kupfer                   $10,000                   250
        Gary Von Bargen                 $15,000                   750
        Arthur Klowden                  $ 5,000                   125
                                                                -----
                                                                3,125
                                                                =====

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


        Name                   Principal Amount of Note    Number of Shares
        ----                   ------------------------    ----------------
        Herman and Danny Vaden          $20,000                 1,000
        Herbert and Lois Rake           $20,000                   500
        Dorothy Bushnell                $10,000                   250
        Dorothy Bushnell                $10,000                   250
        John Head                       $20,000                   500
                                                                -----
                                                                2,500
                                                                =====

     During October 2000, the Company issued 138,750 shares, having a fair market value on the date of issuance of $208,125, to the following purchasers of the Company's senior convertible promissory notes. The offering was conducted in reliance on Section 4(2) of the Act and Rule 506.

        Name                     Principal Amount of Note    Number of Shares
        ----                     ------------------------    ----------------

        Capital Research, Ltd.           $ 55,000                 13,750
        Lancer Offshore, Inc.            $200,000                 50,000
        Lancer Partner, L.P.             $300,000                 75,000
                                                                 -------
                                                                 138,750
                                                                 =======


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




    Name                        Principal Amount of Note    Number of Shares
    ----                        ------------------------    ----------------

    Gary Von Bargen                      $ 5,000                   125
    Dorothy Bushnell                     $40,000                 1,000
    Frederick Keifer                     $40,000                 1,000
    Lynn J. or Raymond M. Flower         $10,000                   250
                                                                 -----
                                                                 2,375
                                                                 =====


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


        Name                     Principal Amount of Note    Number of Shares
        ----                     ------------------------    ----------------

        Frederick Keifer                   $60,000                20,000
        Dorothy Bushnell                   $60,000                 1,500
        Dorothy Bushnell                   $20,000                15,000
                                                                  ------
                                                                  36,500
                                                                  ======

     In December 2000, the Company sold 16,000 shares to the following two accredited investors at $1.25 per share. The offering was conducted in reliance on Section 4(2) of the Act.

              Name                        Number of Shares
              -----                       ----------------

              Michael and Eileen Graham         16,000
                                                ------
                                                16,000
                                                ======


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

Comparison of twelve month periods ended December 31, 2000 compared to the twelve month period ended December 31, 1999 are as follows.

REVENUES - NYFF's operations consolidated revenues increased by 22.29% to
--------
$4,018,323 for the twelve months ended December 31, 2000, compared to $3,285,978 for the comparable period in 1999. The overall increase net of decreases are explained as follows:

     PASSENGERS TICKET SALES - Passenger ticket sales increased by 52.18% to $3,370,691 for the twelve months ended December 31, 2000, compared to $2,214,884 for the comparable period in 1999.

     The increase is the result of adding additional scheduled runs with the M/V Finest. The M/V Finest was originally chartered to the Massachusetts Steamship Authority. This charter terminated in October 1999.

     GALLEY SALES - Galley sales increased by 16.58% to $215,791 for the twelve months ended December 31, 2000, compared to $185,101 for the comparable period in 1999.

     The increase is primarily the result of adding the M/V Finest as a commuter passenger ferry.

     CHARTER SALES - Charter sales decreased by 51.26% to $431,841 for the twelve months ended December 31, 2000, compared to $885,993 for the comparable period in 1999.

     The decrease is the result of terminating the charter business of the M/V Finest and utilizing this vessel for commuter transportation.

COST OF SERVICES - NYFF's cost of services increased by 56.77% to $3,909,112 for
----------------
the twelve months ended December 31, 2000, compared to $2,493,582 for the comparable period in 1999. The overall changes are detailed follows:

     SALARY and RELATED BENEFITS - Salary and related benefits increased by 58.73% to $732,709 for the twelve months ended December 31, 2000, compared to $461,599 for the comparable period in 1999.

     The increase is the result of adding a crew for additional scheduled runs with the Motor Vessel (M/V) Finest. The M/V Finest was originally chartered to the Massachusetts Steamship Authority. This charter terminated in October 1999.

     FUEL and OIL RELATED COSTS - Fuel and oil related costs increased by 139.51% to $680,183 for the twelve months ended December 31, 2000, compared to $283,993 for the comparable period in 1999.

     The increase is attributable to an increase in the cost of fuel, an increase in the scheduled runs and the operation of the M/V Finest.

     BOAT MAINTENANCE and RELATED SUPPLIES - Boat maintenance and related costs increased by 91.58% to $472,001 for the twelve months ended December 31, 2000, compared to $246,368 for the comparable period in 1999.

     The increase in Boat maintenance and related costs, which included a scheduled engine overhaul and other unscheduled maintenance, is the result of an increase in the scheduled runs and the operation of the M/V Finest.

     DOCKING and PARKING RELATED FEES - Docking and parking related fees increased by 42.08% to $493,735 for the twelve months ended December 31, 2000, compared to $347,500 for the comparable period in 1999.

     The increase in docking and parking related fees are the result of an increase in the scheduled runs and the operation of the M/V Finest translating to more passengers traveled. The number of passengers traveled is a component of the parking fee calculation charged by the owner of the parking facility in Highlands, New Jersey.

     INSURANCE - Insurance costs increased by 35.04% to $134,578 for the twelve months ended December 31, 2000, compared to $99,659 for the comparable period in 1999.

     The overall increase in insurance related costs is primarily the result of the operation of the Motor Vessel M/V Finest, as well as a general price increase in the insurance premiums.

     GALLEY COST of GOODS SOLD - The galley cost of goods sold increased by 68.86% to $156,939 for the twelve months ended December 31, 2000, compared to $92,939 for the comparable period in 1999.

     The increase is attributable to an increase in the number of scheduled runs and the operation of the M/V Finest, translating into more passengers traveled aboard the boats.


     CHARTER AND EXCURSION - The charter and excursion expenses increased by 167.43% to $81,104 for the twelve months ended December 31, 2000, compared to $30,327 for the comparable period in 1999.

     The increase is attributable to an increase in the number events (Opsail 2000 and July 4th) completed as a result of having two vessels available versus one vessel over the same time period.

STAMFORD DIRECT OPERATING COSTS - Stamford direct operating costs totaled $100,677 for the twelve months ended December 31, 2000, compared to $0 for the comparable period in 1999.

     The increase is attributable to an investment in start up costs associated with a planned run from Stamford, CT. to Manhattan, N.Y.

OTHER DIRECT OPERATING COSTS - Other direct operating costs increased by 318.26% to $147,180 for the twelve months ended December 31, 2000, compared to $35,189 for the comparable period in 1999.

     The increase is attributable to an increase in the number of scheduled runs and the operation of the M/V Finest.

DEPRECIATION - Depreciation decreased by 1.56% to $910,006 for the twelve months ended December 31, 2000, compared to $896,008 for the comparable period in 1999.

     The overall increase is attributable to an increase in other boat equipment associated with operation of the M/V Finest and continued upgrades of equipment on the Bravest.

SELLING, GENERAL and ADMINISTRATIVE EXPENSES - The consolidated company's
--------------------------------------------
selling, general and administrative expenses increased by 42.15% to $1,700,142 for the twelve months ended December 31, 2000, compared to $1,196,037 for the comparable period in 1999. The overall changes are detailed as follows:

     FERRY ADMINISTRATION, SALARY and RELATED BENEFITS - Salary and related benefits for the Ferry Administration decreased by 1.19% to $281,753 for the twelve months ended December 31, 2000, compared to $285,150 for the comparable period in 1999.

     The decrease is an immaterial amount.

     CORPORATE ADMINISTRATION, SALARY and RELATED BENEFITS - Salary and related benefits for the Corporate Administration increased by 20.94% to $452,597 for the twelve months ended December 31, 2000, compared to $374,229 for the comparable period in 1999.

     The increase is related to salary increases associated with the addition of the VP Secretary and the new Chief Financial Officer. These new head-count related salary increases were off-set by decreases in the employment agreements with certain current and former officers.

     PROFESSIONAL SERVICES - Professional services, which include legal, accounting and consulting services, increased by 96.38% to $601,453 compared to $306,267 for the comparable period in 1999.

     The increase is related to the 10-KSB audits and 10-QSB reviews of the company's financial statements, as well as various SEC filings requiring both legal and accounting services. In addition, there were various engineering and related expenses associated with the new planned departure time in Highlands, NJ from a new site in Highlands.

     TRAVEL and RELATED AUTOMOBILE EXPENSES - Travel and related automobile expenses increased by 13.35% to $68,357 for the twelve months ended December 31, 2000, travel compared to $60,308 for the comparable period in 1999.

     The increase is related to increased with travel between the marina operations and Head quarters as well as travel associated with raising additional capital for the company.

     OFFICE FACILITY RELATED EXPENSES- Office facility related expenses includes rent, utilities, maintenance and general office expenditures for the Company's corporate office in West Caldwell, New Jersey and the NYFF marina office in Highlands, New Jersey.

These office facility related expenses increased by 53.67% to $126,321 for the twelve months ended December 31, 2000, compared to $82,205 for the comparable period in 1999.

     The increase primarily relates to the establishment of a new corporate headquarters in West Caldwell, New Jersey as well as increased costs associated with the maintenance of the marina office located in Highlands, New Jersey.

     DEPRECIATION EXPENSE - Depreciation expense decreased by 37.83% to $5,868 for the twelve months ended December 31, 2000, compared to $9,439 for the comparable period in 1999.

     The decrease is related to assets that have been fully depreciated.

     CORPORATE EXPENSE - OTHER - Other corporate related expenses increased by 56.76% to $163,703 for the twelve months ended December 31, 2000, compared to $105,776 for the comparable period in 1999.

The increase is related to the expenses associated with filing the 10-KSB and 10-QSB with the company's financials statements, as well as various other SEC filings.

MARKETING EXPENSES - Marketing expenses increased by 175.24% to $75,243 for the
------------------
twelve months ended December 31, 2000, compared to $27,337 for the comparable period in 1999.

     The increase is related to increased efforts to attract new passengers as well as costs associated with attracting new investors.

GOODWILL AMORTIZATION - In each of the quarters ended December 31, 2000 and
---------------------
1999, the Company recorded amortization of goodwill expense of $20,236, which was related to its acquisition of NYFF.

INTEREST EXPENSE - Interest expense primarily relates to meeting the current
----------------
obligations of the NYFF, including the mortgages on the vessels and debt financing of the Company's current operations and business development.

Interest expense increased by 105.71% to $3,031,568 for the twelve months ended December 31, 2000, compared to $1,473,735 for the comparable period in 1999.

 The increase relates to new bridge financing entered into during 2000.

NET INCOME/LOSS - Net Loss increased by 98.87% from ($2,522,911) for the twelve
---------------
months ended December 31, 1999 to ($5,017,407) for the twelve months ended December 31, 2000. The increase in net loss is primarily the result of a decrease in charter sales which resulted when M/V Finest came off charter from the Massachusetts Steamship Authority. These charter sales were not fully replaced by passenger ticket sales because the operation was not yet able to absorb the additional passenger capacity of the M/V Finest until late in 2000. However, the Company still had to incur operational expense of the M/V Finest. In addition, there was an increase in bridge financing in 2000, resulting in additional interest and financing costs.

Liquidity and Capital Resources
-------------------------------

     Since inception, the Company has funded its operations primarily through cash generated from private placements of debt and equity securities and institutional financing. In October 1998, the Company acquired 80% of the stock of NY Fast Ferry and commenced operating fast ferry service from Highlands, New Jersey. As part of the transaction, the Company guaranteed payment and satisfaction of NY Fast Ferry's outstanding liabilities, which included mortgages on its two ferry vessels and a line of credit. In July 2000, the Company entered into an oral agreement with the holders of the remaining 20% of issued and outstanding shares of Fast Ferry Holding Corporation for the purchase by the Company of the remaining NY Fast Ferry shares for a combination of $28,753 in cash and 102,271 restricted common shares of the Company. Management expects that the parties will finalize and execute a written stock purchase agreement in the second quarter of 2001. The NY Fast Ferry operation generates sufficient cash-flow to cover its direct operating costs. However, the NY Fast Ferry operation does not yet generate enough cash to make principal and interest payments for both boat mortgages, carry its other debt, to fund the capital improvements and capital expenditures necessary for the Company to expand its operations and to implement its strategic business objectives.

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

     As of December 31, 2000, two outstanding notes payable and preferred ship mortgages held by debis Financial Services, Inc. ("Debis"), one on the ferry M/V Finest and one on the ferry M/V Bravest, were $4,975,313 and $4,940,492, respectively, which bear interest at 9.25% per annum. Both ship mortgages each require monthly payments of principal and interest in the amount of $56,719 through September 10, 2005, with final payments of $3,626,691 and $3,572,971, respectively, due on October 10, 2005. The Company is current in these payments.

     The line of credit held by Debis assumed by the Company had an outstanding balance at December 31, 2000 of $934,000 with the same financial institution that holds the preferred ship mortgages. The line of credit, secured by the M/V Finest and the M/V Bravest, required monthly payments of $15,000 through April 10, 2000, plus principal payments of $45,000 in January 1999, $920,410 on May 1, 1999 and October 1, 1999, a payment of $343,333 on March 1, 2000, and originally required a final payment of $934,000 on December 10, 2000. The Company and Debis are in negotiation to restructure the payment of the debt, so that the remaining principal balance on the line of credit would be paid through eight
quarterly principal payments, plus accrued interest.    In consideration of
negotiation of the restructuring of the debt payment, Debis received a restructure fee of $50,000, which was paid by the company. The Company was unable to make the first of such payments in the first quarter of 2001, and is negotiating with Debis to extend the first payment to June 30 , 2001. If the Company is successful in these negotiations, quarterly principal and interest payments will be equal. The note carries no interest, but has been discounted to a net present value using a discount rate of 9.25% per annum. These two preferred ship mortgages and the line of credit are further secured by cross collateralization agreements, assignment of personal property, a pledge of a potential receivable arising out of a lawsuit against the City of New York, and a Company guarantee. Moreover, the financial institution was granted warrants to purchase 200,000 shares of Company stock at $2.60 per share exercisable through March 16, 2004.

     During June 2000 the Company received proceeds from eight 10.5% convertible promissory notes, (six for $20,000, one for $10,000 and one for $5,000), totaling $135,000. During July 2000 the Company received proceeds from two 10.5% convertible promissory notes (two for $40,000) totaling $80,000. During August 2000 the Company received proceeds from four 10.5% convertible promissory notes (one for $40,000, one for $10,000, one for $15,000 and one for $5,000) totaling $70,000. During September 2000 the Company received proceeds from five 10.5% convertible promissory notes (three for $20,000 and two for $10,000) totaling $80,000. Each convertible promissory note carries a simple interest rate of 10.5%, interest only is payable quarterly, and matures one-year from date of issuance.

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

     In June 1999, the Company obtained financing in the net amount of $300,000 from a then unrelated third party that was secured by a second mortgage on the property of the Shrewsbury River, subject to a real estate tax lien, and by a personal guarantee of a major shareholder. The note carried an annual interest rate of 18% and was payable in monthly installments of $10,000 per month, applied first to interest, from July 10, 1999 through December 10, 1999. During 2000 the company paid principal of $161,641 and interest of $16,982 leaving a principal balance of $28,575 at December 31, 2000. The parties have extended the due date to April 30, 2001.

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

     In addition, during the month of October, the Company received proceeds from four 10.5% convertible promissory notes (one for $5,000, two for $40,000 and one for $10,000) totaling $95,000. During the month of November, the Company received proceeds from three 10.5% convertible promissory notes (two for $60,000 and one for $20,000) totaling $140,000. During the month of December, the Company proceeds from one 10.5% convertible promissory note for $50,000. Each convertible promissory note carries a simple interest rate of 10.5%, interest only is payable quarterly, and matures one-year from date of issuance.

     Additionally, during the month of December 2000, the Company employed the services of a financial consultant to arrange for the modification of certain senior convertible promissory notes. The consultant received as payment for this service a 10% interest bearing note totaling $100,000.

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

     In the twelve months ended December 31, 2000, the Company had raised proceeds of $482,598 through the private placement of 712,667 shares of restricted common stock to accredited investors. The Company also issued 252,500 shares of restricted common stock to three directors and officers in satisfaction of unpaid compensation amounting to $214,625. In addition, the company issued 100,000 shares of restricted common stock on June 13, 2000 and $25,000 on July 11, 2000 to a mortgage holder of the discounted operation in satisfaction of $150,000 of debt.

     The Company, as of December 31, 2000, had a working capital deficiency of $4,324,309 Furthermore, in the planned development of its commercial operations, the Company's combined losses are expected to continue as the Company divests its non-core assets and until it increases its ferry service when each of its sites become fully operational. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to continue to obtain adequate financing and/or to successfully expand its ferry operations. Furthermore, capital expenditures to acquire additional fast ferry vessels and improve and expand its landside ferry facilities will require significant funding.

     The Company has been successful to date in its efforts to raise funds and believes that proceeds from interim financing from convertible promissory notes sold during the second, third and fourth quarters, together with available funds and cash flows expected to be generated by operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. As of December 31, 2000, $2,950,000 was raised from the sale of convertible promissory notes. Furthermore, the Company has negotiated more favorable terms with certain creditors, and is negotiating more favorable payment terms with other creditors, that require significant principal payments in the next twelve months. In the event the Company's plans change, its assumptions change or prove to be inaccurate or if the proceeds of the interim financing or cash flows prove to be insufficient to fund operations, the Company may find it necessary or desirable to reallocate funds within the above described business strategies, seek additional financing or curtail its activities. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all, or that the Company will be able to negotiate more favorable payment terms with its existing creditors. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to meet its current obligations, take advantage of unanticipated opportunities, develop new services or otherwise respond to unanticipated competitive pressures. Such inability could have a material adverse effect on the Company's business, financial condition and results of operations.

Subsequent Events
-------------------

     In January 2001, the Company received proceeds from one 10.5% convertible promissory note totaling $20,000. In February 2001, the Company received proceeds from four 10.5% convertible promissory notes (one for $50,000, one for $25,000, and two for $5,000) totaling $85,000. During March 2001, the Company received proceeds from one 10.5% convertible promissory note totaling $5,000 and one 10% senior convertible promissory note totaling $275,000. Each convertible promissory note carries a simple interest rate of 10.5%, interest only is payable quarterly, and matures one year from date of issuance. Each senior convertible promissory note carries a simple interest rate of 10%, interest only is payable quarterly, and matures four months from date of issuance.

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

     On March 29, 2001 the Company executed an agreement for the sale of the Shrewsbury Property for $1,150,000. The closing is to be on or before June 15, 2001, subject to the purchaser obtaining environmental and operational use permits.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements and Supplementary Data immediately preceding the signature page of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The names, ages, municipalities of residence, positions with the Registrant, and principal occupations of the directors and executive officers of the Registrant as of April 13, 2001 are as follows:


       Name, Age and
  Municipality Residence                   Office                        Other Business Experience
-------------------------   ------------------------------------    -----------------------------------

Anthony Cappaze             Chairman, Chief Executive Officer of    President of Trinity Group since
Short Hills, NJ             the Company and Director since its      1998; Regional Manager for Northern
Age:   56                   inception.                              Telecom 1983 - 1998.


Anthony Colasanti           Vice President, General Counsel and     Partner in the law firm of Colasanti
West Orange, NJ             Director of the Company since 1996.     and Scott July 1998 - 1999; partner
Age:   57                   Secretary of the Company since          in the law firm Colasanti, Ermel &
                            January 1999.                           Cosale 1994 - 1998.


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

Compliance with Section 16(a) of the Securities Exchange Act of 1934.
--------------------------------------------------------------------

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors and certain of its officers to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and NASDAQ. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that all reports on Forms 3, 4 or 5 required to be filed were filed on a timely basis for the fiscal year ended December 31, 2000 other than Capital Research, Ltd., which failed to timely file a Form 3 and Form 4, Joseph Giamanco, who failed to timely file a Form 3 and Michael Lauer, Joseph Giamanco, and Francis Matusek, who failed to timely file Forms 5.

ITEM 10. EXECUTIVE COMPENSATION

Compensation and other Benefits of Executive Officers.
-----------------------------------------------------

     The following table sets out the compensation received for the fiscal years ended April 30, 1997 and 1998, and December 31, 2000 and 1999 in respect to each of the individuals who were the Company's chief executive officer at any time during the last fiscal year and the Company's four most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").

                                      SUMMARY COMPENSATION TABLE

      FISCAL YEAR COMPENSATION                                              LONG TERM COMPENSATION

                                                        Awards                            Payouts
                                                        ------                            -------

                                                                              Restricted
                                                                                Shares
                                                                                  or
                                                            Securities under  Restricted   LTIP     All other
     Namne and            Salary/(1)/  Bonus  Other Annual    Option/SARs        Share    Payouts  Compensation
Principal Position  Year      ($)       ($)   Compensation      Granted          Units      ($)        ($)
------------------  ----  -----------  -----  ------------  ----------------  ----------  -------  ------------
Anthony Cappaze/    2000    150,000      0          0             100,000          0         0             0
Chairman            1999    100,000      0          0             300,000          0         0         5,700
and CEO             1998     75,000      0          0                   0          0         0             0
                    1997     75,000      0          0                   0          0         0             0


Anthony Colasanti   2000    114,334      0          0             150,000          0         0             0
VP,General
Council &
Secretary

(1) The base compensation is recorded and accrued, but payment is deferred in the interest of optimizing the Company's cash flow for the fiscal years ended April 30, 1997, 1998 and December 31, 1999

Stock Option Plan.
-----------------

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

     Mr. Cappaze's employment agreement dated January 2000 provides that he receive warrants for the purchase of 100,000 shares of common stock at $1.00 per share for each of three years and options, which expire on 1/1/07, to acquire 200,000 shares of common stock at $1.00 per share, of which options for 100,000 shares are not exercisable until 1/1/02, and the remainder are exercisable beginning 1/1/03. Mr. Colasanti's employment agreement dated January 2000 provides that he receive warrants for the purchase of 100,000 shares of common stock at $1.00 per share for each of three years and options, which expire on 1/1/07, for 100,000 shares of common stock at $1.00 per share, of which 50% are exercisable commencing 1/1/02, and the remainder are exercisable beginning 1/1/03. Mr. Cappaze and Mr. Matusek have deferred a significant portion of their compensation under these agreements. This deferred compensation carries an interest rate of 4% per annum. As of December 31, 2000, the total deferred compensation, including interest due, was $186,112.

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

                                     OPTION/SAR GRANTS IN PREVIOUS YEAR
                                              INDIVIDUAL GAINS

                   Number of      % of Total
                   Securities    Options/SARs
                   Underlying     Granted to
                  Options/SARs   Employees in   Exercise or Base   Market Price on
Name              Granted (#)     Fiscal Year     Price ($/Sh)      Date of Grant    Expiration Date
----              ------------   ------------   ----------------   ---------------   ---------------

Anthony Cappaze      200,000          32%              $1.75             $1.75           06/11/02
                     100,000          16%              $1.25             $1.25           10/27/01
Anthony Colasanti    100,000          16%              $1.50             $1.50           12/20/01
                     100,000          16%              $ 125             $1.25           10/27/01



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

Aggregated Option/SAR Exercised in Last Fiscal Year and FY-End Option/SAR Values

                                                                Number of Securities       Value of
                                                               Underlying Unexercised     Unexercised
                                                               Options/SARs at FY-End   Options/SARs at
                                                                         (#)               FY-End ($)

                     Shares Acquired on                             Exercisable/         Exercisable/
Name                   Exercise (#)       Value Realized ($)        Unexercisable       Unexercisable
----                 ------------------   ------------------   -----------------------  --------------
Anthony Cappaze             -0-                  -0-           200,000 all exercisable       N/A
                                                               100,000 all exercisable     $16,000

Anthony Colasanti           -0-                  -0-           100,000 all exercisable       N/A
                                                               100,000 all exercisable     $16,000
------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 11, 2001, the number of shares of the Company's outstanding $0.01 par value common stock beneficially owned by each of the Company's current directors and the Company's executive officers, the number of shares beneficially owned by all of the Company's current directors and named executive officers as a group, and the number of shares owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of common stock:


Name and Address                                           Amount and Nature of         Percent of
Of Beneficial Owner                                        Beneficial Ownership        Common Stock
-------------------                                        --------------------        ------------
Anthony Cappaze                                                 1,509,850(1)               17.26%
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ  07006

Anthony Colasanti                                                 390,000(2)                4.48%
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ  07006

Francis P. Matusek                                                931,124(3)               11.15%
186 Highway 34
Matawan, New Jersey 07747

Ray Wright                                                        150,000(4)                1.78%
One Springfield Avenue
Summit NJ  07901

John Ferreira, Jr.                                                      0                      *
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ  07006

Gregory J. Hauke                                                   29,250                      *
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ  07006

All current directors and executive officers as a
group (five persons)                                            2,860,224(5)               31.09%

----------------------------
*Less than one percent.

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

(5)  Includes footnotes 1 through 3.

Other Owners.
------------

     To the knowledge of the Directors and Senior Officers of the Company, as of April 11, 2001, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than the following:


 Name and Address                Amount and Nature of         Percent of
Of Beneficial Owner              Beneficial Ownership        Common Stock
-------------------              --------------------        ------------
Capital Research Ltd.                  740,206(1)                8.36%
27241 Paseo Peregrino
San Juan Capistrano, CA  92675

Joseph Giamanco                      1,345,134(2)               14.71%
c/o Henry Kramer
GHM, Inc.
74 Trinity Place
New York, NY  10006

Michael Lauer                        4,172,518(3)               42.38%
c/o The Lancer Group
375 Park Avenue
New York, NY  10152

----------------------

(1) Includes warrants to purchase 75,000 shares at $1.25 per share until October 2004; approximately 59,905 shares underlying a currently convertible promissory note, such notes being convertible into shares of common stock at the rate of one share for each $1.50 of indebtedness due and owing (number reflects indebtedness under the notes as of March 31, 2001); approximately 44,746 shares underlying a currently convertible promissory note, such note being convertible into shares of common stock at the rate of one share for each $1.25 of indebtedness due and owing (number reflects indebtedness under the notes as of March 31, 2001) and 183,333 shares underlying a convertible promissory note, such note being convertible into shares of common stock at the rate of one share for each $1.50 of indebtedness due and owing (number reflects indebtedness under the notes as of March 31, 2001).

(2) Includes warrants to purchase 200,000 shares at $1.00 per share until July 2002; 200,000 shares underlying a convertible promissory note, such note being convertible into shares of common stock at the rate of one share for each $1.00 of indebtedness then due and owing; warrants to purchase 150,000 shares at $0.50 per share until March 2002; and approximately 245,134 shares underlying a convertible promissory note, such note being convertible into shares of common stock at the rate of one share for each $1.25 of indebtedness then due and owing (number reflects indebtedness as of March 31, 2001).

(3) Mr. Lauer is Managing Director of Lancer Offshore, Inc., The Viator Fund Ltd. and The Orbiter Fund, and managing partner of Lancer Partners, L.P. This total includes 1,528,452 shares beneficially owned by Lancer Offshore, Inc.; 1,625,000 shares and warrants beneficially owned by The Viator Fund, Ltd.; 375,000 shares beneficially owned by The Orbitor Fund; 394,066 shares beneficially owned by Lancer Partners, L.P.; and 250,000 shares owned directly by Mr. Lauer.

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

10.5.2   Employment Agreement with Anthony Cappaze. /(1)/

10.5.3   Employment Agreement with Anthony Colasanti. /(1)/

10.6     Agreement with Robert E. Derecktor, Inc. for vessel construction. /(1)/

10.7     Lease Agreement for Clam Hut site dated 12/15/00. /(1)/

10.8     Form of 10% Senior Promissory Notes. /(3)/

10.9     Form of 10.5% Convertible Promissory Notes. /(3)/

10.10    Amendment to Senior Promissory Notes. /(1)/

10.11 Form of Note Modification Agreement with 10% Senior Promissory Note holders. /(3)/

21.1     Subsidiaries of the Registrant. /(1)/

------------

(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended.

(2) Incorporated by reference from the Company's Form 10-KSB/A No. 4 for the fiscal year ended December 31, 1999, File No. 0-29205.

(3) Incorporated by reference from the Company's Form 10-KSB/A No. 5 for the fiscal year ended December 31,1999, File No. 0-29205.


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

                                LIGHTHOUSE FAST FERRY, INC.,


Date: April 13, 2001      By:   /s/ Anthony Cappaze
                             ---------------------------------------------------
                                    Anthony Cappaze, President, Chief
                                    Executive Officer and Director


Date: April 13, 2001      By:   /s/ John Ferreira
                             ---------------------------------------------------
                                    John Ferreira, Chief Financial Officer


Date: April 13, 2001      By:   /s/ Anthony Colasanti
                             ---------------------------------------------------
                                    Anthony Colasanti, Vice President, Secretary
                                    and Director


Date: April 13, 2001      By:
                             ---------------------------------------------------
                                    Francis P. Matusek, Director



Date: April 13, 2001      By:   /s/ Gregory J. Hauke
                             ---------------------------------------------------
                                    Gregory J. Hauke

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

10.5.2   Employment Agreement with Anthony Cappaze. /(1)/

10.5.3   Employment Agreement with Anthony Colasanti. /(1)/

10.6     Agreement with Robert E. Derecktor, Inc. for vessel construction. /(1)/

10.7     Lease Agreement for Clam Hut site dated 12/15/00. /(1)/

10.8     Form of 10% Senior Promissory Notes. /(3)/

10.9     Form of 10.5% Convertible Promissory Notes. /(3)/

10.10    Amendment to Senior Promissory Notes. /(1)/

10.11 Form of Note Modification Agreement with 10% Senior Promissory Note holders. /(3)/

21.1     Subsidiaries of the Registrant. /(1)/

------------------
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended.

(2) Incorporated by reference from the Company's Form 10-KSB/A No. 4 for the fiscal year ended December 31, 1999, File No. 0-29205.

(3) Incorporated by reference from the Company's Form 10-KSB/A No. 5 for the fiscal year ended December 31, 1999, File No. 0-29205.

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
             (Formerly Lighthouse Landings, Inc. and Subsidiaries)

                              FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
             (Formerly Lighthouse Landings, Inc. and subsidiaries)



                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------




                                                                      Page No.
                                                                     -----------


Report of Independent Certified Public Accountants................       F-1


Consolidated Balance Sheets As at December 31, 2000 and 1999......       F-2


Consolidated Statements of Operations For the Years Ended
   December 31, 2000 and 1999.....................................       F-3


Consolidated Statements of Changes in Stockholders' Equity
   (Capital Deficiency) For the Years Ended
   December 31, 2000 and 1999.....................................       F-4


Consolidated Statements of Cash Flows
   For the Years Ended December 31, 2000 and 1999.................    F-5 - F-6

Notes to Consolidated Financial Statements........................    F-7 - F 27

               WEINICK
[WSL LOGO]      SANDERS                                            1515 Broadway
                 LEVENTHAL & CO., LLP                 NEW YORK, N.Y.  10036-5788
               -----------------------------------------------------------------
                 CERTIFIED PUBLIC ACCOUNTANTS                       212-869-3333
                                                                FAX 212-764-3080
                                                                   WWW.WSLCO.COM


                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------

To the Board of Directors and Stockholders
Lighthouse Fast Ferry, Inc.

We have audited the accompanying consolidated balance sheets of Lighthouse Fast Ferry, Inc. and Subsidiaries as at December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and changes in stockholders' equity (capital deficiency) for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lighthouse Fast Ferry, Inc. and Subsidiaries as at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained substantial losses for the years ended December 31, 2000 and 1999. In addition at December 31, 2000 the Company has working capital and stockholder capital deficiencies of $4,324,309 and $1,051,161, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ WEINICK SANDERS LEVENTHAL & CO., LLP


New York, N. Y.
March 19, 2001, except for Note 3,
 as to which the date is March 29, 2001

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
             (Formerly Lighthouse Landings, Inc. and Subsidiaries)
                          CONSOLIDATED BALANCE SHEETS


                                   A S S E T S
                                   -----------

                                                           December 31
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------
Current assets:
  Cash                                                $    66,578   $    97,957
  Inventories                                              59,306        40,948
  Net assets of discontinued operations                   424,763        32,582
  Prepaid expenses and other current assets             1,706,351       127,994
        Total current assets                            2,256,998       299,481

Property and equipment - at cost,
  less accumulated depreciation                        11,389,049    12,288,880
Goodwill net of accumulated amortization
  of $182,184 and $101,239, respectively                1,031,990     1,112,935

Other assets                                              304,404        51,764
                                                      -----------   -----------
                                                      $14,982,441   $13,753,060
                                                      ===========   ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
           ---------------------------------------------------------

Current liabilities:
  Convertible promissory notes                        $ 3,503,000   $        --
  Current maturities of long-term debt                  1,597,510     1,879,764
  Notes payable - stockholders                             85,755       125,000
  Accounts payable and accrued expenses                 1,107,540       948,606
  Deferred revenues                                        86,618        68,765
  Due to officers/stockholders                            200,884       449,540
                                                      -----------   -----------
        Total current liabilities                       6,581,307     3,471,675

Long-term debt - net of current maturities              9,452,295    10,064,110
                                                      -----------   -----------
        Total liabilities                              16,033,602    13,535,785
                                                      -----------   -----------

Stockholders' equity (capital deficiency):
  Preferred stock - $.01 par value
    Authorized and unissued 10,000,000 shares
  Common stock - $.01 par value
    Authorized - 40,000,000 shares
    Issued and outstanding - 8,185,087 (includes
     1,524,500 to be issued) shares
     in 2000 and 4,905,795 shares in 1999                  81,851        49,058
  Additional paid-in capital                            8,891,266     5,312,588
  Additional paid-in capital - stock options              137,500            --
  Accumulated deficit                                ( 10,161,778) (  5,144,371)
                                                      -----------   -----------
        Total stockholders' equity
           (capital deficiency)                      (  1,051,161)      217,275
                                                      -----------   -----------
                                                      $14,982,441   $13,753,060
                                                      ===========   ===========

         See accompanying notes to consolidated financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
             (Formerly Lighthouse Landings, Inc. and Subsidiaries)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Years Ended
                                                            December 31,
                                                    ---------------------------
                                                       2000             1999
                                                    ----------       ----------

Revenues                                            $4,018,323       $3,285,978
                                                    ----------       ----------
Costs of service:
  Ferry operations                                   2,999,106        1,597,574
  Depreciation                                         910,006          896,008
                                                    ----------       ----------
Total costs of service                               3,909,112        2,493,582
                                                    ----------       ----------

                                                       109,211          792,396
                                                    ----------       ----------
Operating expenses:
  Selling, General and Administrative                1,700,142        1,196,037
  Marketing                                             75,243           27,337
  Amortization of goodwill                              80,945           80,945
                                                    ----------       ----------
Total operating expenses                             1,856,330        1,304,319
                                                    ----------       ----------
Loss from Operations                               ( 1,747,119)     (   511,923)
                                                    ----------       ----------
Other expenses:
  Interest and amortization of financing costs       3,031,568        1,473,735
  Provision for state and local income taxes             3,250            1,323
                                                    ----------       ----------
Total other expenses                                 3,034,818        1,475,058
                                                    ----------       ----------
Loss from continuing operations before
  minority share in loss of subsidiary             ( 4,781,937)     ( 1,986,981)
Minority share in loss of subsidiary                         -           11,071
                                                    ----------       ----------
Loss from continuing operations                    ( 4,781,937)     ( 1,975,910)
                                                    ----------       ----------
Discontinued operations:
  Loss from discontinued operations                (   235,470)     (   155,347)
  Estimated loss on disposal                                 -      (   391,654)

Loss from discontinued operations                  (   235,470)     (   547,001)
                                                    ----------       ----------
Net loss                                           ($5,017,407)     ($2,522,911)
                                                    ==========       ==========
Per share data:
  Basic and diluted:
    Loss from continuing operations                      (0.75)           (0.55)
    Loss from discontinued operations                    (0.04)           (0.15)
                                                    ----------       ----------
    Net loss                                             (0.79            (0.70)
                                                    ==========       ==========
Weight average number of shares outstanding:

      Basic and diluted                              6,331,329        3,591,138
                                                    ==========       ==========

         See accompanying notes to consolidated financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
             (Formerly Lighthouse Landing, Inc. and Subsidiaries)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                                         Total
                                                                                                                     Stockholders'
                                          Common Stock     Additional    Additional                       Stock         Equity
                                       ------------------   Paid-In    Paid-In Capital  (Accumulated  Subscriptions    (Capital
                                        Number    Amount    Capital     Stock Options     Deficit      Receivable     Deficiency)
                                       ---------  -------  ----------  ---------------  ------------  -------------  -------------

Balance at January 1, 1999             3,250,795  $32,508  $3,809,138  $            --  ($ 2,621,460)     ($250,000)  $    970,186
Payments for shares                                                                                         250,000        250,000
  subscribed for
Increase of shares for cash            1,550,000   15,500   1,304,500               --            --             --      1,320,000
Shares issued for:                                                                                                              --
   Interest to noteholder                 50,000      500      99,500               --            --             --        100,000
   Services rendered                      55,000      550      99,450               --            --             --        100,000
Net loss for 1999                             --       --          --               --  (  2,522,911)            --  (   2,522,911)
                                       ---------  -------  ----------  ---------------  ------------  -------------  -------------
Balance at December 31, 1999           4,905,795   49,058   5,312,588               --  (  5,144,371)            --        217,275
Increase of shares for cash              712,667    7,127     475,471               --            --             --        482,598
Shares issued and issuable for:
   Satisfaction of liabilities           352,500    3,525     336,100               --            --             --        339,625
   Services rendered and financing     2,214,125   22,141   2,767,107               --            --      2,789,248
Non - employee stock options                  --       --          --          137,500            --             --        137,500
Net loss for 2000                             --       --          --               --  (  5,017,407)            --  (   5,017,407)
                                       ---------  -------  ----------  ---------------  ------------  -------------  -------------
Balance at December 31, 2000           8,185,087  $81,851  $8,891,266  $       137,500  ($10,161,778) $          --  ($  1,051,161)
                                       =========  =======  ==========  ===============  ============  =============  =============

         See accompanying notes to consolidated financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
             (Formerly Lighthouse Landings, Inc. and Subsidiaries)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                     For the Years Ended
                                                                                                          December 31,
                                                                                               --------------------------------
                                                                                                   2000                1999
                                                                                               ------------        ------------
Cash flows from operating activities:
  Net loss continuing operations                                                                ($4,781,937)        ($1,975,910)
                                                                                               ------------        ------------

  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
    Minority interests                                                                                  -          (     11,071)
    Depreciation                                                                                    908,314             904,837
    Amortization of goodwill                                                                         80,945              80,945
    Accrued interest                                                                                 34,031                   -
    Amortization of deferred finance costs                                                        1,463,497               4,000
    Imputed interest                                                                                 30,763             156,909
    Stock issued for services rendered and interest                                                  46,825             200,000
    Non-employee stock option                                                                       137,500                   -
    Deferred revenues                                                                                17,853              22,199
    Increase (decrease) in cash flows as a result of
        changes in assets and liabilities net of assets
        and liabilities acquired in an acquisition:
      Inventories                                                                              (     18,358)         (   39,891)
      Prepaid expenses and other current assets                                                      53,569          (   55,686)
      Other assets                                                                                   34,860                   -
      Accounts payable and accrued expenses                                                         160,657             264,654
      Due to officers/stockholders                                                             (     34,032)         (   34,602)
      Other taxes                                                                                         -          (   36,673)
                                                                                               ------------        ------------
                                                                                                  2,916,424           1,455,621
                                                                                               ------------        ------------
Net cash used in operating
  activities of continuing operations                                                          (  1,865,513)         (  520,289)
Net cash provided by (used in) discontinued operations                                         (    302,651)            147,923
                                                                                               ------------        ------------
Net cash flows used in operating activities                                                    (  2,168,164)         (  372,366)
                                                                                               ------------        ------------
Cash flows from investing activities:
  Acquisition of property and equipment                                                        (      8,483)         (   90,192)
  Construction in process                                                                      (    287,500)                  -
                                                                                               ------------        ------------
Net cash used in investing activities                                                          (    295,983)         (   90,192)
                                                                                               ------------        ------------
Cash flows from financing activities:
  Payments of note payable - stockholders                                                      (     75,000)                  -
  Proceeds from covertible promissory notes                                                       2,950,000             400,000
  Repayments of redeemable stock obligations                                                              -          (  225,000)
  Proceeds from stock subscription                                                                        -             250,000
  Repayments of long-term debt                                                                 (    924,830)         (1,247,091)
  Proceeds from issuance of common stock                                                            482,598           1,320,000
Net cash provided by (used in) financing
  activities of continuing operations                                                             2,432,768             497,909
                                                                                               ------------        ------------

Net increase (decrease) in cash                                                                (     31,379)             35,351

Cash at beginning of year                                                                            97,957              62,606
                                                                                               ------------        ------------

Cash at end of year                                                                            $     66,578          $   97,957
                                                                                               ============        ============

         See accompanying notes to consolidated financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
             (Formerly Lighthouse Landings, Inc. and Subsidiaries)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                            For the Years Ended
                                                                                                December 31,
                                                                                      ---------------------------------
                                                                                         2000                   1999
                                                                                      ----------             ----------
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the year for:
    Interest                                                                          $1,222,270             $1,072,251
                                                                                      ==========             ==========
    Income taxes                                                                      $        -             $    1,323
                                                                                      ==========             ==========

Supplemental Schedules of Noncash

  Operating and Financing Activities:

  Common stock issued as additional interest                                          $2,460,435             $        -
                                                                                      ==========             ==========
  Common stock issued in payment of consulting
    and legal fees                                                                    $  328,813             $        -
                                                                                      ==========             ==========
  Common stock issued as payment of liabilities:

    Related parties                                                                   $  214,625             $        -
                                                                                      ==========             ==========
    Others                                                                            $  125,000             $        -
                                                                                      ==========             ==========
  Convertible promissory note issued as payment
    of deferred financing costs                                                       $  353,000             $        -
                                                                                      ==========             ==========
  Note issued as payment of a mortgage on
    discontinued operations                                                           $  200,000             $        -
                                                                                      ==========             ==========

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
             (Formerly Lighthouse Landings, Inc. and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000


NOTE 1 - REALIZATION OF ASSETS - GOING CONCERN.

               The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Lighthouse Fast Ferry, Inc. (the "Company") has sustained substantial losses for the years ended December 31, 2000 and 1999. In addition, at December 31, 2000 the Company has working capital and stockholders' capital deficiencies of $4,324,309 and $1,051,161, respectively.

               Future viability of the Company is dependent upon the Company's obtaining additional funding. During 1999, the Company arranged private placements of its common stock for net cash proceeds of $1,570,000 and obtained short-term loans in the amount of $700,000 for
         both its continuing and discontinued segments.    The proceeds were
         used to provide funds for the payment of certain obligations and ongoing operations. During 2000, the Company received cash of $482,598 through the sale of its securities and $2,950,000 from convertible promissory notes.

               It is management's opinion that the funds to be raised by the sales of its securities and borrowings plus the funds anticipated to be raised through the sale of net assets of the discontinued segments (See
         Note 3 for subsequent sale) will be sufficient to meet the Company's obligations as they become due.

               The conditions previously mentioned raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         (a)   Description of Business:

               Lighthouse Fast Ferry, Inc. (the "Company"), is a New Jersey corporation formed on May 12, 1993 under the name Drydock Cafe, Inc. On September 21, 1994, the Company changed its name to Lighthouse Landings, Inc. On September 19, 2000, the Company changed its name to Lighthouse Fast Ferry, Inc. The Company, through its subsidiary New York Fast Ferry Holding Corp. ("NYFF"), is an operator of high speed, commuter passenger ferry boats in the New York City metropolitan region.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

         (b)   Principles of Consolidation:

               The consolidated financial statements include the accounts of Lighthouse Fast Ferry, Inc. and its subsidiaries. Inclusion of the results of subsidiary companies' operations is on the "Purchase" method, from the dates of their respective acquisition. All significant intercompany balances and transactions have been eliminated in consolidation. As discussed more thoroughly in Note 3, the retail and marina segments are presented as discontinued operations.

         (c)   Basis of Presentation:

               The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.


         (d)   Use of Estimates:

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


         (e)   Inventories:

               Inventories, which consist of parts inventory and cafeteria products, are stated at the lower of cost or market on the first-in, first-out method.


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



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

         (g)   Goodwill:

               Goodwill arising from acquisitions initially represents the excess of the purchase cost over the fair value of identifiable assets less identifiable liabilities. Goodwill is reviewed on an ongoing basis to determine that the value has not been impaired. In 1999 it was determined that the value of the goodwill arising from the purchase of The Cigar Box, Inc. was impaired and accordingly the remaining unamortized goodwill of $198,654 has been written off to discontinued operations during 1999. The goodwill arising from the acquisition of Fast Ferry Holding Corp. and its wholly owned subsidiaries aggregating $1,214,174 is being amortized over 15 years. Amortization of goodwill charged to operations was $80,945 for the years ended December 31, 2000 and 1999, respectively.


         (h)   Revenue Recognition:

               Revenue is recognized when earned. The Company's ferry business sells the majority of commuter tickets in advance of use. The tickets, which expire ninety (90) days after issuance, are nonrefundable and nonextendable. Accordingly, the Company determines the unused portion of ticket sales and defers that value to future periods. Deferred revenues aggregated $86,618 and $68,765 at December 31, 2000 and 1999, respectively.

               The other revenues generated by the Company, for example the sale of food through the ferries' concession stands, are recognized when the services have been rendered. To date, other revenues have not been significant.


         (i)   Income Taxes:

               The Company complies with Statement of Financial Accounting Standards No. ("SFAS 109"), "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets are computed for differences between financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on the enacted tax laws and rates in the periods in which differences are expected to affect taxable income. The principal asset and liability differences are deferred revenues, valuation allowances for long-term assets, the estimated loss on the disposal of discontinued operations, and utilization of the Company's tax loss carry forwards. Management has fully reserved the net deferred tax assets as it is more likely than not that the deferred tax asset will be utilized in the future.

         (j)   Impairment of Long-lived Asset:

               The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairments of Long-Lived Assets and for Long-Lived Assets to be Disposed of" SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Due to significant losses incurred during 1999 and 2000, the Company evaluated its long-term assets of its continuing operations, which at December 31, 2000 were comprised of property and equipment (principally two (2) ferries) with a depreciated cost of $11,389,049 and goodwill on the acquisition of the Fast Ferry Holding Corp. with an unamortized cost of $1,031,990. Based upon an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life, it was determined that there was no impairment in either the net book value of the ferries or the goodwill.


         (k)   Concentrations of Credit Risk:

               Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit.


         (l)   Loss Per Common Share:

               Loss per common share is based on the weighted average number of common shares outstanding including common shares issuable subject to convertible promissory note agreements. Such common shares will be physically issued in 2001. In March 1997, the Financial Accounting Standards Broad issued Statement No. 128 ("SFAS 128"), "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations, which the Company has adopted. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

         Since the effect of outstanding options, warrants and convertible debenture conversions are antidilutive in all periods presented it has been excluded from the computation of loss per common share.

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



NOTE 3 - DISCONTINUED OPERATIONS.

               On October 28, 1999, the Company adopted a plan to sell its real estate and retail/wholesale segments. Accordingly both segments have been accounted for as discontinued operations in the accompanying consolidated financial statements. The net assets to be disposed of as of December 31, 2000 aggregating $424,763 consists principally of real estate and its related secured indebtednesses. The net assets are recorded as current assets in the accompanying consolidated balance sheet under the caption "Net assets of discontinued operations". Management on March 29, 2001 entered into an agreement to sell the real property for $1,150,000. The closing is to be on or before June 15, 2001, subject to the lawyer obtaining environmental and operational use permits.

               In the second quarter of 2000 management became aware that its previous estimate of the time required to dispose of these segments was incorrect and accordingly the original estimate of the carrying charges of the real property - real estate taxes and interest - would have to be increased to reflect these charges through June 2001. The accompanying financial statements reflect a charge for $110,000 for these costs incurred through June 2000 plus an estimate of an additional $125,000 for interest and taxes through June 2001.



NOTE 3 - DISCONTINUED OPERATIONS. (Continued)

               During the year ended December 31, 2000, $425,000 of these segments' liabilities was paid and a second mortgage was converted into a 10% interest bearing promissory note convertible into the Company's common stock initially at $1.50 per share.

               The net assets of discontinued operations, which have been segregated in the accompanying balance sheet, are summarized as follows:

                                                            December 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
         Assets:
            Cash                                      $       --    $    3,129
            Inventory                                      2,000        27,401
            Prepaid expenses                                  --           100
            Property ssets, net (See Note 4)             931,181       974,359
                                                      ----------    ----------
                                                         933,181     1,004,989
                                                      ----------    ----------
         Liabilities:
            Accounts payable                              32,000       186,334
            Secured mortgage payable                      28,575       443,485
            Accrued real estate taxes (a)                447,843       342,588
                                                      ----------    ----------
                                                         508,418       972,407
                                                      ----------    ----------
         Net assets of discontinued operations        $  424,763    $   32,582
                                                      ==========    ==========

            (a) Real estate taxes liens have been recorded by local governmental authorities because of non-payment of said property taxes arising from a dispute over property tax valuations. The Company is currently attempting to resolve the dispute.



NOTE 4 - PROPERTY AND EQUIPMENT.

               Property and equipment is summarized as follows:

                                                           December 31,
                                                    --------------------------
                                                        2000          1999
                                                    -----------    -----------
         Continuing operations:
            Ferries                                 $13,300,000    $13,300,000
            Computers and office equipment               47,622         38,887
            Furniture and fixtures                      105,992        106,244
                                                    -----------    -----------
                                                     13,453,614     13,445,131
                                                      2,064,565      1,156,251
                                                    -----------    -----------
                                                    $11,389,049    $12,288,880
                                                    ===========    ===========

         Discontinued operations:
            Land and buildings                      $   931,181    $   931,181
            Furniture and fixtures                           --         62,260
                                                    -----------    -----------
                                                        931,181        993,441
            Less: Accumulated depreciation                   --         19,082
                                                    -----------    -----------
                                                    $   931,181    $   974,359
                                                    ===========    ===========

NOTE 5 - INCOME TAXES.

               The components of the provision for income taxes are as follows:

                                                   Years Ending
                                                   December 31,
                                            --------------------------
                                                2000          1999
                                            -----------    -----------
               Currently payable:
                  Federal                     $   --         $   --
                  State and local              3,250          1,323
                                              ------         ------
                                               3,250          1,323
                                              ------         ------

               Deferred:
                  Federal                         --             --
                  State and local                 --             --
                                              ------         ------
                                                  --             --
                                              ------         ------
               Total provision
                  for income taxes            $3,250         $1,323
                                              ======         ======

               The deferred tax benefit results from differences in recognition of expense for tax and financial statement purposes and for minimum tax provision for the various state and local taxing authorities where the Company and its subsidiaries are subject to tax. The Company has deferred tax assets consisting of the following temporary differences at December 31, 2000:


            Net operating loss carryforward              $1,925,000
            Differences between assigned values
               and tax bases of the assets                2,243,000
            Deferred financing costs                        557,000
            Goodwill                                        352,000
                                                         ----------
                                                          5,077,000
            Valuation allowance                          (5,077,000)
                                                         ----------
                                                         $       --
                                                         ==========

NOTE 5 - INCOME TAXES. (Continued)

               The components of the provision (benefit) for income taxes are as follows:

                                                For the Years Ended
                                                   December 31,
                                    -------------------------------------------
                                        2000         %         1999         %
                                    ------------   -----   ------------   -----

Loss from continuing operations
   before income taxes              ($ 4,778,687)          ($ 1,974,587)

Computed tax benefit
   at statutory rate                (  1,624,800)  (34.0)  (    671,100)  (34.0)

State income tax                           3,250      --          1,323      --

Non-deductible portion of
   Amortization of goodwill
      and finance costs                  525,100    11.0         28,900     1.5
   Depreciation of property assets       101,200     2.1         95,000     4.8

Compensatory element of
   stock issuances                       948,300    19.8         68,000     3.4

   Other                                      --      --         10,000     0.5

Reserve for operating loss
   carryforward tax asset                 50,200     1.1        469,200    23.8
                                    ------------   -----   ------------   -----
Income tax                          $      3,250      --   $      1,323      --
                                    ============   =====   ============   =====

               The net operating loss carryforwards at December 31, 2000 expire as follows:


                               2009      $   62,000
                               2010         107,000
                               2011          93,000
                               2012       1,228,000
                               2013       1,531,000
                               2014         665,000
                               2015       1,975,000
                                         ----------
                                         $5,661,000
                                         ==========

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

NOTE 6 - CONVERTIBLE PROMISSORY NOTES.

               During the months of October through December 2000, the Company received proceeds from three senior convertible promissory notes, (one for $55,000, one for $200,000, and one for $300,000), totaling
         $555,000. Each senior convertible promissory note carries a simple interest rate of 10%. Principal and interest is payable at maturity, originally, three months from date of issuance. On December 10, 2000, at the request of the Company, the above note holders agreed to modify the Notes so that the due date will be extended from December 10, 2000 to June 30, 2001. The company issued a total of 138,750 shares of its common stock to the note holders at the date of issuance. Additionally, the Company issued a total of 250,000 shares of its common stock to the note holders at the date of modification. These shares of stock are restricted securities. The fair value of the common shares on the dates of issuance aggregated $485,938 and will be charged to operations as additional interest over the life of the notes.

               Additionally, during the month of December, 2000, the Company employed that services of a financial consultant to arrange for the modification of certain senior convertible promissory notes. The consultant received as payment for this service (i) a 10% interest bearing note payable on June 30, 2001 in the amount of $100,000 (ii) 50,000 shares of the Company's restricted common stock, with a fair market value at date of issuance of $62,500, and (iii) the same default remedies as the bridge loan holders and (iv) warrants to acquire 50,000 common shares at $2.00 per share. The balance of the promissory note and interest accrued a of December 31, 2000 is $100,556.

               Also during the year the company received proceeds from twenty seven convertible promissory notes, (three for $5,000, five for $10,000, one for $15,000, ten for $20,000, five for $40,000, one for
         $50,000 and two for 60,000 ) totaling $650,000. Each convertible promissory note carries a simple interest rate of 10.5%. Interest only is payable quarterly, and the notes mature one-year from date of issuance. In addition, each convertible promissory note holder was issued shares of the company's common stock for each $5,000 dollars of indebtedness owed to the convertible promissory note holder at date of issuance. Two of the debt holders were issued additional shares totaling 35,000 shares to reflect their level of investment in the Company. These shares of stock are restricted securities. The fair value of the common shares on the dates of issuance aggregated $72,809 and will be charged to operations as additional interest over the life of the notes.




NOTE 6 - CONVERTIBLE PROMISSORY NOTES. (Continued)

               The lenders have the right, at their sole and exclusive option, to convert the outstanding indebtedness to common shares (the "Conversion Rights") of the company at any time prior to borrower making payment. Should such "Conversion Rights" be exercised, the Company shall issue such shares to the Lender at the rate of one share of common stock for each two ($2.00) dollars of the indebtedness then due and owing on all convertible promissory notes and at the rate of one share of common stock for each one dollar and fifty cents ($1.50) of the indebtedness then due and owing on all senior convertible promissory notes. As a result of the modification of certain senior convertible promissory notes, should such Conversion Rights be exercised, the Company shall issue such shares to the Lender at the rate of one share of common stock for each one dollar ($1.00) of the Indebtedness due and outstanding. The shares issued by the company through the exercise of the "Conversion Rights" will be restricted securities. The option and conversion as provided herein shall be exercised by each lender issuing written notice to the borrower.

               The Company employed the services of a financial consultant to arrange for four convertible promissory loans, one dated July 10, and three dated July 14, 2000. The consultant received as payment for this service (i) a 10% interest bearing note payable on January 14, 2001 in the amount of $88,000 (ii) 22,000 shares of the Company's restricted common stock, with a fair market value at date of issuance of $44,000, and (iii) the same default remedies as the bridge loan holders and (iv) warrants to acquire 5,000 common shares at $2.00 per share. On December 10, 2000, at the request of the Company, the above consultant agreed to modify the note so that the due date will be extended from January 14, 2001 to June 30, 2001. The consultant also received per the terms of the note modification, 126,500 shares of the Company's restricted common stock, with a fair market value at date of issuance of $158,125.

               On July 10, 2000, the Company received proceeds of one of these convertible notes aggregating $500,000. The loan, which bears interest at 10% per annum payable quarterly, is payable six months from issuance. To obtain the loan, the Company issued to the loan holder 125,000 shares of restricted common stock of the Company with on-demand registration and unlimited piggyback rights. The fair value of the shares at issuance aggregating $250,000 will be charged to operations as additional interest over the life of the notes. On December 10, 2000, at the request of the Company, the above note holder agreed to modify the notes so that the due date will be extended from December 10, 2000 to June 30, 2001. Additionally, the note holder received per the terms of the note modification, 250,000 shares of the Company's restricted common stock, with a fair market value at date of issuance of $312,500.




NOTE 6 - CONVERTIBLE PROMISSORY NOTES. (Continued)

               On July 14, 2000, the Company received proceeds from three of these convertible notes aggregating $300,000. Additionally, the Company issued another $200,000 convertible promissory notes to a stockholder in exchange for a $200,000 second mortgage on real property of the Company's discontinued operations. The notes, which bear interest at 10% per annum payable quarterly, were originally payable six months from issuance. On December 10, 2000, at the request of the Company, the above note holders agreed to modify the notes so that the due date will be extended from December 14, 2000 to June 30, 2001. To obtain the notes, the Company issued a total of 125,000 shares of the Company's unregistered common stock with on-demand registration and unlimited piggyback rights. The fair value of the shares at issuance aggregating $250,000 will be charged to operations as additional interest over the life of the notes. Additionally, the note holders received, per the terms of the note modification, 250,000 shares of the Company's restricted common stock, with a fair market value at date of issuance of $312,500.

               The four convertible notes above may be repaid anytime within three months of issuance. However, the loans must be repaid out of the proceeds of a financing greater than $3,000,000. Initially, the notes are convertible into the Company's common stock at $1.50 per share. As a result of the note modification, the notes are convertible into the Company's common stock at the rate of $1.00 per share.

               On June 14, 2000, New York Fast Ferry Services Inc., received proceeds of two bridge loans aggregating $60,000. The loans bear interest at 14% per annum. Loans aggregating $45,000 plus accrued interest are payable on July 14, 2000, which were made, and the balance of the loans with accrued interest on or before September 14, 2000 which was also paid.

               On March 11, 2000, the Company received proceeds of two convertible promissory notes aggregating $1,000,000. The notes, which bear interest at 10% per annum payable quarterly, were originally payable nine months from issuance. On December 10, 2000, at the request of the Company, the above note holders agreed to modify the notes so that the due date will be extended from December 11, 2000 to June 30, 2001. To obtain the notes, the Company issued to each note holder 125,000 shares of restricted common stock with on-demand registration and unlimited piggyback rights with a fair value at date of issuance of $125,000. Additionally, the note holders received, per the terms of the note modification, 500,000 shares of the Company's restricted common stock, with a fair market value at date of issuance of $625,000. The fair value of the shares will be charged to operations as additional interest over the life of the loans.





NOTE 6 - CONVERTIBLE PROMISSORY NOTES. (Continued)

               The notes may be repaid anytime within nine months of issuance; however, the notes must be repaid from the proceeds of a financing greater than $2,000,000. Initially the notes are convertible into common stock at $1.50 per share. As a result of the note modification, the notes are convertible into the Company's common stock at the rate of $1.00 per share.

               The Company employed the services of a financial consultant to arrange for the two March, 2000 convertible notes. The consultant received as payment for this service (i) a 10% interest bearing note payable on December 10, 2000 in the amount of $110,000, (ii) 25,000 shares of the company's common stock whose fair market value at date of issuance was $12,500, and (iii) the same default remedies as the bridge note holders. On December 10, 2000, at the request of the Company, the above consultant agreed to modify the note so that the due date will be extended from December 10, 2000 to June 30, 2001. The outstanding balance including accrued interest as of December 31, 2000 is $110,611. The consultant also has agreed to perform consulting services for the Company and will receive payment for his services in the form of warrants to acquire 50,000 common shares at $2.00 per share for each three month period his services are required. The consultant was issued warrants to acquire 50,000 common shares at $2.00 per share in the second and third quarters. The fair value of the warrants aggregating $10,000 was charged to operations.

               The outstanding balance for the thirty-five convertible promissory notes as of December 31, 2000 is $3,503,000 and accrued interest of $74,438 is included in accounts payable and accrued expenses.

               In connection with the issuance of the convertible promissory notes the Company capitalized interest and financing expenses of $3,095,375 to be amortized over the life of the respective obligation. During the year ended December 31, 2000 amortization was $1,448,406, with the balance of $1,646,969 included with prepared expenses and other current assets.



NOTE 7 - LONG-TERM DEBT.

            Long-term debt is as follows:

                                                            December 31
                                                      -------------------------
                                                         2000          1999
                                                      -----------   -----------
Mortgage note payable, secured by the
  vessel "Finest" due in monthly install-
  ments of $61,875 through March 10, 1999,
  and $56,719 through September 10, 2005,
  including interest at 9.25% per annum, with a
  final payment of $3,626,691 due October 10,
  2005.                                          (a)  $ 4,975,313   $ 5,156,274

Mortgage note payable, secured by the vessel
  "Bravest" due in monthly installments of
  $59,063 through March 10, 1999 and
  $56,719 through September 10, 2005, including
  interest at 9.25% per annum, with a final
  payment of $3,572,971 due October 10, 2005.    (a)    4,940,492     5,127,461

Note payable, secured by the vessel "Finest"
  and "Bravest", payable in fifteen monthly
  installments of $15,000 commencing in
  February 1999, payment of $343,333 on
  March 31, 2000 and a final payment of
  $934,319 on December 10, 2000
  including imputed interest of 9.25%.           (a) (b)  934,000     1,254,913

10% interest bearing obligation payable in two
  installments of $100,000 each on March 15,
  2000 and July 15, 2000 and as final payment of
  $200,000 January 15, 2001.                              200,000       400,000
Other                                                          --         5,226
                                                      -----------   -----------
                                                       11,049,805    11,943,874
Portion due within one year                             1,597,510     1,879,764
                                                      -----------   -----------
Long-term debt - less current maturities              $ 9,452,295   $10,064,110
                                                      ===========   ===========

(a) The two first mortgages on the ships and note payable are secured through
(i) cross collateralization agreements; (ii) assignments of charter agreements and other personal property, (iii) a pledge of a potential receivable arising from a lawsuit against the City of New York and (iv) cross corporate guarantees.

(b) The Company is in default of the note and is in negotiations with the lender to restructure the debt. Additionally, the lender and management are discussing renegotiation of the two ship mortgages.

         The secured debt obligations mature as follows:

                             2001     $ 1,597,510
                             2002         508,102
                             2003         557,146
                             2004         610,924
                             205        7,776,123
                                      -----------
                                      $11,049,805
                                      ===========


NOTE 8 - CAPITAL STOCK.

         (a)   Stock Issued for Consideration Other Than Cash:

               During the fourth quarter of 2000, the Company issued 1,636,500 shares having a fair market value on the date of issuance of $2,048,281. The shares were issued as additional interest and as payment of a consultant's fee. This amount is being charged to operations over the life of the convertible promissory notes issued through out the fourth quarter of 2000. 1,524,500 shares at December 31, 2000 were not issued but are considered as outstanding in the accompanying financial statements.

               During the third quarter of 2000, the Company issued 279,500 shares having a fair market value on the date of issuance of $559,092. The shares were issued as additional interest and as payment of a consultant's fee, and this amount is being charged to operations over the life of the convertible promissory notes issued through out the third quarter of 2000.

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

               During the second quarter of 2000, the Company issued 3,125 shares having a fair market value on the date of issuance of $4,375. The shares were issued as additional interest, and this amount is being charged to operations over the life of the convertible promissory notes issued in June 2000.

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

               During 1999, the Company issued 55,000 shares having a fair market value on the date of issuance of $55,000 to a director for services rendered.




NOTE 8 - CAPITAL STOCK. (Continued)

         (b)   Common Stock Issued for Cash:

               During 2000, the Company sold 712,667 shares of its common stock for $482,598. During 1999, the Company sold 1,550,000 shares of its common stock for $1,320,000. Of the shares sold in 1999 a consultant to the Company purchased 50,000 shares of common stock for $5,000 in cash. The variance between the fair value of the shares issued and the cash proceeds aggregating $45,000 was charged to operations as compensation in fiscal 1999.



NOTE 9 - STOCK OPTIONS AND WARRANTS.

               A summary of activity related to non-qualifying stock options and warrants granted by the Company is as follows:

                                                                  Exercise Price
                                              Options  Warrants      Per Share
                                              -------  ---------  --------------

         Outstanding at January 1, 1999        10,000    200,000  $ .96 to $2.50
         Granted during 1999                  410,000  1,330,000  $1.00 to $1.75
                                              -------  ---------
         Outstanding at December 31, 1999     420,000  1,530,000  $1.00 to $2.60
         Granted during 2000                  210,000  1,206,167  $ .50 to $2.00
         Expired in 2000                       10,000         --
                                              -------  ---------
         Outstanding at December 31, 2000     620,000  2,736,167  $ .50 to $2.60
                                              =======  =========


         (a)   Stock Options:

               (i)   Stock Options Granted in 1999:

               The Company granted an option to an employee to purchase 10,000 shares at a price of $1.50 per share, which was the fair value at date of grant. Such option is exercisable through October 6, 2001.

               In June 1999, the Company's President was granted options to purchase 200,000 shares exercisable through October 6, 2002 at a $1.75 per share, which was the fair value on the date of grant. Such options were granted for his guaranteeing and securitising an obligation of the Company.

               Also in October an officer and a director each received options to purchase 100,000 common shares exercisable at $1.50 per share which was the fair value at the date of grant. The officer's option expires on December 20, 2001 and the other expires on December 20, 2004.

               (ii)  Stock Options Granted in 2000:

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

               The Company granted an option to a employee/stockholder to purchase 10,000 shares at a price of $1.50 per share, which was the fair market value at the date of grant. Such option is exercisable through October 28, 2002.

               (iii) Employee Stock Option Plan:

               On March 10, 2000, the Board of Directors of the Company adopted the 2000 Employee Stock Option Plan, reserving a maximum of 1,115,000 shares of common stock to be issued as bonuses or upon the exercise of options. No stock options have been granted during the year 2000.

         (iv) Assuming the fair market value of the stock at the date of grant to be equal to option exercise price, the life of the options to be from 1.3 years to 7 years the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $277,118 and $8,052 for the years ended December 31, 2000 and December 31, 1999, respectively, as calculated by the Black-Scholes option pricing model. As such, proforma net loss and loss per share would be as follows:

                                                    For the Years Ended
                                                        December 31,
                                                 ---------------------------
                                                     2000           1999
                                                 ------------   ------------
           Net loss as reported                  ($5,017,407)   ($2,522,911)

           Additional compensation                   277,118          8,052
                                                 ------------   ------------
           Adjusted net loss                     ($5,294,525)   ($2,530,963)
                                                 ============   ============

           Loss per share as reported                ($.81)         ($.70)
                                                     ======         ======

           Adjusted loss per share                   ($.81)         ($.70)
                                                     ======         ======



         (b)   Warrants:

               (i)   Warrants Granted in 1999:

               In July 1999, as a part of a financing agreement, a lender was issued a warrant to acquire 200,000 common shares for three years at $1.00 per share.


NOTE 9 - STOCK OPTIONS AND WARRANTS. (Continued)

         (b)   Warrants: (Continue)

               As an inducement to purchase shares of the Company's common stock, warrants to purchase 850,000 shares were granted to individuals who purchased stock in 1999 and 75,000 warrants were issued to a financial consultant as a finder's fee relating to the sale. These warrants are exercisable at various times through December 31, 2002 at prices ranging from $1.00 to $1.25.

               (i)   Warrants Granted in 1999:

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

               (ii)  Warrants Granted in 2000:

               As an inducement to purchase shares of the Company's common stock, warrants to purchase 666,167 shares were granted to individuals who purchased stock in 2000. The warrants are exercisable at various times through March 15, 2002 at prices ranging from $.50 to $2.00.

               Financial consultants were issued warrants to acquire 190,000 common shares for services ranging from $1.25 to $2.00 per share which was the fair value of the common stock on the date of issuance.

               The Company's President and Vice President/Secretary were issued warrants to purchase 100,000 and 50,000 shares respectively as an employment bonus. The warrants are exercisable through January 1, 2003 at $1 per share, the fair market value at issuance. Additionally, the Company's President and Vice President/Secretary were issued warrants to purchase 100,000 shares each as per their employment contracts. The warrants are exercisable through January 2007 at $1 per share, the fair market value at issuance.



NOTE 10- COMMITMENTS AND CONTINGENCIES.

         (a)   Leases:

               (i) The Company's corporate office is being occupied by the Company under a sublease agreement with Anthony Colasanti, a director of the Company, at a cost of $2,750 per month.

               (ii) The NYFF Group operates from leased property in Highlands, NJ (the Aragon site). The lease is for five years and commenced May 1998. Lease payments are dependent on daily passenger volume using the leased property, and averaged approximately $35,600 per month during 2000. As the passenger volume using the Aragon site increases, the lease payments will increase proportionately. In addition, the NYFF Group rents other facilities on short-term leases. Rents under the short-term leases aggregate approximately $2,500 per month.

               (iii) On December 15, 2000 the Company executed a Parking License
                     Agreement, Docking Permit and Lease of Dock and Office Space (the "Clam Hut Lease") for the Clam Hut site. Pursuant to the terms of the Clam Hut Lease, the Company has the right to use 125 of the parking spaces at the Clam Hut site from Monday to Friday until December 31, 2001 for a fee of $1,250 per week plus 5% of gross revenues of all excursions/charters originating and/or terminating at the landlord's pier. The Clam Hut Lease is renewable at the end of each period with terms to be decided upon renewal and in keeping with the requirements of the municipality. In addition, pursuant to the terms of the Clam Hut Lease, the Company has the right to use the pier and to use the outbuilding at the foot of the pier for $400.00 per month as a ticket booth. The terms of use for the pier and outbuilding are coincident with the terms of the parking space license. The Company began ferry service from the site on December 11, 2000.

                (iv) In November 1999, the Company completed negotiations and executed a lease for a property in Stamford, CT as a base for fast ferry service to an from Manhattan and LaGuardia Airport. The site requires improvements and government approvals. The Company has negotiated a settlement of the Legal Proceeding with the Landlord, which provides for a new Lease (the "Landlord Lease") with Landlord for the Stamford Property. The Landlord Lease will be for a term of five (5) years, with three (3) five year options. The Landlord Lease will be subject to an existing Contract of Sale for the entire 30 acre parcel (the "Parcel") of which the Stamford Property is a small part. Further, the Company has negotiated a Lease (the "Contract Purchaser Lease") with the Landlord's contract purchaser, which shall take effect immediately upon the sale of the Parcel by Landlord to the contract purchaser. The Contract Purchaser Lease will also be for a term of five (5) years with three (3) five year options and provides that the Company may utilize the Parcel for parking, a ferry terminal and to operate its high speed ferry service. The Contract Purchaser Lease will further provide that upon development and construction of the Parcel the contract purchaser will construct a parking garage and allocate to the Company for its exclusive use 500 parking spaces. The Company is awaiting Lease documents from both Landlord and the contract purchaser and expects both Leases to be executed by April 1, 2001.



NOTE 10 - COMMITMENTS AND CONTINGENCIES. (Continued)

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


NOTE 10 - COMMITMENTS AND CONTINGENCIES. (Continued)

          (c)   Litigation: (Continued)

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

                On July 28, 2000, the Company filed an Answer, denying that the Company owes Weckstein damages for breach of contract or in quantum meruit; raising several defenses, including that Weckstein failed to perform its obligations under the letter agreement; and seeking dismissal of the Complaint and an award of the Company's attorney's fees, costs and further relief that the Court deems just and equitable. On July 28, 2000, the Company filed a Notice of Removal, and the case has been removed from the Supreme Court of the State of New York to the United States District Court for the Southern District of New York, based on the diversity jurisdiction of the Federal Court. Counsel for Weckstein has indicated a desire to end the litigation prior to trial by way of a negotiated settlement. No settlement proposals have been exchanged as of March 19, 2001. Management is of the opinion that the plaintiff's case is without merit. The company will not settle this action prior to trial unless the settlement amount is insignificant.

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

                The Company has negotiated a settlement of the Legal Proceeding with the Landlord, which provides for a new Lease (the "Landlord Lease") with Landlord for the Stamford Property. The Landlord Lease will be for a term of five (5) years, with three (3) five year options. The Landlord Lease will be subject to an existing Contract of Sale for the entire 30 acre parcel (the "Parcel") of which the Stamford Property is a small part. Further, the Company has negotiated a Lease (the "Contract Purchaser Lease") with the Landlord's contract purchaser, which shall take effect immediately upon the sale of the Parcel by Landlord to the contract purchaser. The Contract Purchaser Lease will also be for a term of five (5) years with three (3) five year options and provides that the Company may utilize the Parcel for parking, a ferry terminal and to operate its high speed ferry service. The Contract Purchaser Lease will further provide that upon development and construction of the Parcel the contract purchaser will construct a parking garage and allocate to the Company for its exclusive use 500 parking spaces. The Company is awaiting the Lease documents from both Landlord and the contract purchaser and expects both Leases to be executed by April 1, 2001.



NOTE 11 - SUBSEQUENT EVENTS.

                In January, the Company received proceeds from one 10.5% convertible promissory note totaling $20,000. In February, the Company received proceeds from four 10.5% convertible promissory notes (one for $50,000, one for $25,000, and two for $5,000) totaling $85,000.
          During the month of March, the company received proceeds from one 10.5% convertible promissory note totaling $5,000 and one 10% senior convertible promissory note totaling $275,000. Each convertible promissory note carries a simple interest rate of 10.5%, interest only is payable quarterly, and matures one year from date of issuance. Each senior convertible promissory note carries a simple interest rate of 10%, interest only is payable quarterly, and matures four months from date of issuance.

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