Form 10QSB
period 2001-03-31
LIGHTHOUSE FAST FERRY INC
filed 2001-05-15
CIK 1022360

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2001

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

The number of shares outstanding of the issuer's classes of common equity, as of April 30, 2001 is 8,734,057 shares of Common Stock.

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

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes to those statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, along with other information included in this Form 10-QSB.

Comparisons of the three months ended March 31, 2001 compared with the three months ended March 31, 2000 are as follows.

REVENUES - NYFF's operations consolidated revenues increased by 21.92% to
--------
$831,905 for the three months ended March 31, 2001 compared to $682,325 for the three months ended March 31, 2000. The increase is explained as follows:

     PASSENGERS TICKET SALES - Passenger ticket sales increased by 23.30% to $788,529 for the three months ended March 31, 2001 compared to $639,517 for the three months ended March 31, 2000.

     The increase is the result of adding additional scheduled runs with the M/V Finest. The M/V Finest was originally chartered to the Massachusetts Steamship Authority.

     GALLEY SALES - Galley sales increased by 1.33% to $43,376 for the three months ended March 31, 2001 compared to $42,808 for the three months ended March 31, 2000.


COST OF SERVICES - NYFF's cost of services increased by 38.25% to $1,175,147 for
----------------
the three months ended March 31, 2001 compared to $850,029 for the three months ended March 31, 2000. The overall changes are detailed follows:

     SALARY and RELATED BENEFITS - Salary and related benefits increased by 33.08% to $188,888 for the three months ended March 31, 2001 compared to $141,940 for the three months ended March 31, 2000.

     The increase is the result of adding a crew for additional scheduled runs with the Motor Vessel (M/V) Finest. The M/V Finest was originally chartered to the Massachusetts Steamship Authority.

     FUEL and OIL RELATED COSTS - Fuel and oil related costs increased by 19.39% to $168,270 for the three months ended March 31, 2001 compared to $140,941 for the three months ended March 31, 2000.

     The increase is attributable to an increase in the cost of fuel, and an increase in the scheduled runs of the M/V Finest.

     BOAT MAINTENANCE and RELATED SUPPLIES - Boat maintenance and related supplies increased by 51.88% to $226,358 for the three months ended March 31, 2001 compared to $149,041 for the three months ended March 31, 2000.

     The increase in boat maintenance and related supplies, included an unscheduled maintenance, and replacement of a steering control system, and an increase in the scheduled runs with the M/V Finest.

     DOCKING and PARKING RELATED FEES - Docking and parking related fees increased by 4.76% to $104,921 for the three months ended March 31, 2001 compared to $100,153 for the three months ended March 31, 2000.

     The increase in docking and parking related fees are the result of an increase in the scheduled runs with the M/V Finest translating to more passengers traveled.

     INSURANCE - Insurance costs decreased by 16.69% to $30,145 for the three months ended March 31, 2001 compared to $36,183 for the three months ended March 31, 2000.

     The overall decrease in insurance related costs is primarily the result of a review of all insurance coverages resulted in insurance premiums savings.

     GALLEY COST of GOODS SOLD - The galley cost of goods sold decreased by 4.12% to $26,242 for the three months ended March 31, 2001 compared to $27,369 for the three months ended March 31, 2000.

     The decrease is a result of better purchasing initiatives undertaken during the first quarter of 2001.


     CHARTERS- The charter expenses increased by 100% to $35,751 for the three months ended March 31, 2001 compared to $0 for the three months ended March 31, 2000.

     The increase is the result of chartering various vessels to replace the M/V Finest which was undergoing an unscheduled replacement of a steering control system.

     STAMFORD DIRECT OPERATING COSTS - Stamford direct operating costs increased over 1,560% to $138,335 for the three months ended March 31, 2001 compared to $8,333 for the three months ended March 31, 2000.

     The increase is attributable to an investment in start up costs associated with a planned run from Stamford, CT. to Manhattan, N.Y.

     OTHER DIRECT OPERATING COSTS - Other direct operating costs increased by 79.24% to $29,849 for the three months ended March 31, 2001 compared to $16,653 for the three months ended March 31, 2000.

     The increase is attributable to an increase in the number of scheduled runs.

DEPRECIATION - Depreciation decreased by 1.32% to $226,388 for the three months ended March 31, 2001 compared to $229,416 for the three months ended March 31, 2000.

SELLING, GENERAL and ADMINISTRATIVE EXPENSES - The consolidated company's
--------------------------------------------
selling, general and administrative expenses increased over 49.75% to $418,532 for the three months ended March 31, 2001 compared to $279,478 for the three months ended March 31, 2000. The overall changes are detailed as follows:

     FERRY ADMINISTRATION, SALARY and RELATED BENEFITS - Salary and related benefits for the Ferry Administration decreased by 14.75% to $63,732 for the three months ended March 31, 2001 compared to $74,755 for the three months ended March 31, 2000.

     The decrease is attributable to the reduction of one employee.

     CORPORATE ADMINISTRATION, SALARY and RELATED BENEFITS - Salary and related benefits for Corporate Administration increased by 131.82% to $159,298 for the three months ended March 31, 2001 compared to $68,716 for the three months ended March 31, 2000.

     The increase is related to the salary increases of the VP Secretary and the new Chief Financial Officer.

     PROFESSIONAL SERVICES - Professional services, which include legal, accounting and consulting services, increased by 455.24% to $103,281 for the three months ended March 31, 2001 compared to $18,601 for the three months ended March 31, 2000.

     The increase is related to the 10-KSB audits and 10-QSB reviews of the company's financial statements, as well as various SEC filings requiring both legal and accounting services.

     TRAVEL and RELATED AUTOMOBILE EXPENSES - Travel and related automobile expenses increased by 161.60% to $20,460 for the three months ended March 31, 2001 compared to $7,821 for the three months ended March 31, 2000.

     The increase is related to an overall increase in travel within the organization over the comparable period in 2000.

     OFFICE FACILITY RELATED EXPENSES- Office facility related expenses includes rent, utilities, maintenance and general office expenditures for the Company's corporate office in West Caldwell, New Jersey and the NYFF marina office in Highlands, New Jersey.

     These office facility related expenses increased by 50.46% to $55,259 for the three months ended March 31, 2001 compared to $36,726 for the three months ended March 31, 2000.

     The increase primarily relates to the establishment of a new corporate headquarters in West Caldwell, New Jersey as well as increased costs associated with the maintenance of the marina office located in Highlands, New Jersey.

     DEPRECIATION EXPENSE - Depreciation expense increased over 619.71% to $3,980 for the three months ended March 31, 2001 compared to $553 for the three months ended March 31, 2000.

     The increase is related to new asset purchases related to the new corporate office.

     CORPORATE EXPENSE - OTHER - Other corporate related expenses decreased by 82.68% to $12,522 for the three months ended March 31, 2001 compared to $72,306 for the three months ended March 31, 2000.

     The decrease is related to the expenses associated with filing the 10-KSB and 10-QSB with the company's financials statements, as well as various other SEC filings.

     MARKETING EXPENSES - Marketing expenses increased by 15.27% to $4,334 for
     ------------------
the months ended March 31, 2001 compared to $3,760 for the three months ended March 31, 2000.

     The increase is related to increased efforts to attract new passengers.

     GOODWILL AMORTIZATION - In each of the quarters ended March 31, 2001 and
     ---------------------
2000, the Company recorded amortization of goodwill expense of $20,236, which was related to its acquisition of NYFF.

     INTEREST EXPENSE - Interest expense primarily relates to meeting the
     ----------------
current obligations of the NYFF, including the mortgages on the vessels and debt financing of the Company's current operations and business development.

     Interest expense increased by 327.32% to $1,423,530 for the three months ended March 31, 2001 compared to $333,126 for the three months ended March 31, 2000.

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

     On March 1, 2000 the company received a total of $1,000,000 in proceeds from senior convertible promissory notes from two investment funds, originally due December 11, 2000 with interest at 10% per annum, payable quarterly. The Company issued a $110,000 senior convertible promissory note to a third investment fund a finder's fee. In addition to the 10% interest, the Company issued 250,000 common shares, which the Company valued at $0.50 per share, as additional consideration. Further shares are issuable in the event of a default. In December 2000 the Company and the investment funds agreed to extend the maturity date of the notes to June 30, 2001 and in consideration therefor, the Company agreed to issue to the investment funds shares of the Company's Common Stock at a rate of one share for each $2.00 of the outstanding indebtedness then due and owing. Further, the Company agreed to reduce the conversion price from $1.50 per share to $1.00 per share and upon a ninety day default, the conversion price is reduced from $1.00 per share to $0.75 per share. Each lender has the right at its sole and exclusive option to convert the outstanding indebtedness under the notes to common stock of the Company at any time prior to the Company making payment and should such conversion rights be exercised, the Company shall issue common stock to the lender at the rate of one share for each $1.00 of indebtedness then due and owing. The loans may be prepaid at any time, but must be repaid out of the proceeds of any financing in excess of $2,000,000.

     As of March 31, 2001, two outstanding notes payable and preferred ship mortgages held by debis Financial Services, Inc. ("Debis"), one on the ferry M/V Finest and one on the ferry M/V Bravest, were $4,938,368 and $4,921,788, respectively, which bear interest at 9.25% per annum. Both ship mortgages each require monthly payments of principal and interest in the amount of $56,719 through September 10, 2005, with final payments of $3,626,691 and $3,572,971, respectively, due on October 10, 2005. As of March 31, 2001 the Company was behind one mortgage payment of $56,719 for the M/V Finest and two mortgage payments totaling $113,438 on the M/V Bravest.

     The line of credit held by Debis and assumed by the Company had an outstanding balance at December 31, 2000 of $934,000 with the same financial institution that holds the preferred ship mortgages. The line of credit, secured by the M/V Finest and the M/V Bravest, required monthly payments of $15,000 through April 10, 2000, plus principal payments of $45,000 in January 1999, $920,410 on May 1, 1999 and October 1, 1999, a payment of $343,333 on
March 1, 2000, and originally required a final payment of $934,000 on December 10, 2000. The Company and Debis negotiated to restructure the payment of the debt, so that the remaining principal balance on the line of credit would be paid through eight quarterly principal payments, plus accrued interest. In consideration of negotiation of the restructuring of the debt payment, Debis received a restructure fee from the Company of $50,000. The Company was unable to make the first of such payments in the first quarter of 2001, and is now negotiating with Debis to extend the first payment to June 30, 2001. If the Company is successful in these negotiations, quarterly principal and interest payments will be equal. The note carries no interest, but has been discounted to a net present value using a discount rate of 9.25% per annum. These two preferred ship mortgages and the line of credit are further secured by cross collateralization agreements, assignment of personal property, a pledge of a potential receivable arising out of a lawsuit against the City of New York, and a Company guarantee. Moreover, the financial institution was granted warrants to purchase 200,000 shares of Company stock at $2.60 per share exercisable through March 16, 2004.

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

     In June 1999, the Company obtained financing in the net amount of $300,000 from a then unrelated third party that was secured by a second mortgage on the property of the Shrewsbury River, subject to a real estate tax lien, and by a personal guarantee of a major shareholder. The note carried an annual interest rate of 18% and was payable in monthly installments of $10,000 per month, applied first to interest, from July 10, 1999 through December 10, 1999. During 2000 the company paid principal of $161,641 and interest of $16,982 leaving a principal balance of $28,575 at December 31, 2000. During 2001 the company paid principal of $5,000 and interest of $1,305 leaving a principal balance of $23,575 at March 31, 2001. The parties have extended the due date to June 30, 2001.

     In October, 2000 the Company received a total of $500,000 in proceeds from senior convertible promissory notes from two lenders, originally due January 30, 2001 with interest at 10% per annum, payable quarterly, and issued a $55,000 note as a finder's fee. In December 2000 the Company and the lenders agreed to extend the maturity date of the loans to June 30, 2001 and in consideration therefor, the Company agreed to issue to the lenders shares of the Company's common stock at a rate of one share for each $2.00 of outstanding indebtedness then due and owing. Further, the Company agreed to reduce the conversion price from $1.50 per share to $1.00 per share and upon a ninety day default, the conversion price is reduced from $1.00 per share to $0.75 per share. Each lender has the right at its sole and exclusive option to convert the outstanding indebtedness under the notes to common stock of the Company at any time prior to the Company making payment and should such conversion rights to exercised, the Company shall issue common stock to the lender at the rate of one share for each $1.00 of indebtedness then due and owing. The loans may be prepaid at any time, but must be repaid out of the proceeds of any financing in excess of $2,000,000.

     In addition, during the month of October, 2000 the Company received proceeds from four 10.5% convertible promissory notes (one for $5,000, two for $40,000 and one for $10,000) totaling $95,000. During the month of November, the Company received proceeds from three 10.5% convertible promissory notes (two for $60,000 and one for $20,000) totaling $140,000. During the month of December, the Company proceeds from one 10.5% convertible promissory note for $50,000. Each convertible promissory note carries a simple interest rate of 10.5%, interest only is payable quarterly, and matures one-year from date of issuance.

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

     During the months of January through March 31, 2001, the Company received proceeds from two senior convertible notes aggregating $325,000. These loans bear interest at 10% per annum payable quarterly, are payable six months from issuance. To obtain the loans, the Company issued to the loan holders 175,000 shares of restricted common stock of the Company with on-demand registration and unlimited piggyback rights. As part of arranging for one of these loans, the Company employed the services of a financial consultant, the consultant received $27,500 as payment for this service.

     The two senior convertible notes above may be repaid anytime within three months of issuance. However, the loans must be repaid out of the proceeds of a financing greater than $3,000,000. Initially, the notes are convertible into the Company's common stock at $1.50 per share.

     In January 2001, the Company received proceeds from one 10.5% convertible promissory note totaling $20,000. In February 2001, the Company received proceeds from four 10.5% convertible promissory notes (one for $50,000, one for $25,000, and two for $5,000) totaling $85,000. During March 2001, the Company received proceeds from one 10.5% convertible promissory note totaling $5,000 and one 10% senior convertible promissory note totaling $275,000. Each convertible promissory note carries a simple interest rate of 10.5%, interest only is payable quarterly, and matures one year from date of issuance. Each 10% senior convertible promissory note carries a simple interest rate of 10%, interest only is payable quarterly, and matures four months from date of issuance.

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

     In the three months ended March 31, 2001, the Company had raised proceeds of $159,500 through the private placement of 156,500 shares of restricted common stock to accredited investors.

     The Company, as of March 31, 2001, had a working capital deficiency of $5,966,220. Furthermore, in the planned development of its commercial operations, the Company's combined losses are expected to continue as the Company divests its non-core assets and until it increases its ferry service when each of its sites become fully operational. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to continue to obtain adequate financing and/or to successfully expand its ferry operations. Furthermore, capital expenditures to acquire additional fast ferry vessels and improve and expand its landside ferry facilities will require significant funding.

     The Company has been successful to date in its efforts to raise funds and believes that proceeds from interim financing from convertible promissory notes sold during the 2000, together with available funds and cash flows expected to be generated by operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. During the first quarter of 2001, $385,000 was raised from the sale of convertible promissory notes. Furthermore, the Company has negotiated more favorable terms with certain creditors, and is negotiating more favorable payment terms with other creditors, that require significant principal payments in the next twelve months. In the event the Company's plans change, its assumptions change or prove to be inaccurate, or if the proceeds of the interim financing or cash flows prove to be insufficient to fund operations, the Company may find it necessary or desirable to reallocate funds within the above described business strategies, seek additional financing or curtail its activities. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all, or that the Company will be able to negotiate more favorable payment terms with its existing creditors. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to meet its current obligations, take advantage of unanticipated opportunities, develop new services or otherwise respond to unanticipated competitive pressures. Such inability could have a material adverse effect on the Company's business, financial condition and results of operations.

Subsequent Events
-----------------

     In April, the Company received proceeds from one senior convertible promissory note totaling $275,000. The note carries a simple interest rate of 10%. Principal and interest is payable at maturity, four months from issuance. As part of arranging the loan, the Company employed the services of a financial consultant, the consultant received $27,500 as payment for this service.

     Also in April, the Company received proceeds from one promissory note totaling $150,000. The note carries a simple interest rate of 14%. Principal and interest is payable at maturity, three months from issuance. As part of arranging the loan, the Company paid the note holder a fee of $15,000. The note is secured by a Mortgage on the Company's property known as 52 Shrewsbury.

Forward-Looking Statements
--------------------------

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


                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

(a)  Not Applicable
(b)  Not Applicable.

(c)  Unregistered Equity Securities of the Companies Sold During the Quarter
     -----------------------------------------------------------------------

     During January, February and March of 2001, the Company issued 4,550 shares, having a fair market value on the date of issuance of $5,961 to the following purchasers of the Company's 10.5% convertible promissory notes. Interest only is payable quarterly and the notes mature one year from the date of issuance. The notes are convertible into shares of the Company's common stock at the rate of one share for each $2.00 of indebtedness due and owing. The sales were conducted in reliance on Section 4(2) of the Act and Rule 506 and were made only to accredited investors.


                               Principal Amount
           Purchasers               of Note        No. of Shares

           Herman & Danny Vaden      $20,000          1,000
           Lynn & Raymond Flower     $ 5,000            125
           Gary Von Bargen           $ 5,000            800
           Lowell Kupfer             $ 5,000            125
           Frederick Keifer          $25,000          2,500
                                     -------          -----
                                     $60,000          4,550
                                     =======          =====

           During the first quarter of 2001, the Company issued 175,000 shares having a fair market value of $226,250 to the following purchasers of the Company's senior convertible notes. These notes bear interest at 10% per annum, payable quarterly and may be repaid anytime within three months of issuance. However, the loans must be repaid out of the financing greater than $3,000,000. The notes are convertible into the Company's common stock at $1.50 per share. The sales were conducted in reliance on Section 4(2) of the Act and Rule 506 and were made only to accredited investors.


                          Principal Amount
           Purchasers          of Note      No. of Shares

           Joseph, Roselle    $ 50,000          25,000
           Lancer Offshore    $275,000         150,000
                              --------         -------
                              $325,000         175,000
                              ========         =======

     During January, February and March of 2001, the Company sold 156,500 shares of common stock to the following accredited investors. Each investor was also issued a warrant to acquire the same number of shares at $1.50 per share until 2004. The sales and issuances were conducted in reliance on
     Section 4(2) of the Act and Rule 506.


           Number of                Price Per
           Purchasers                Shares    Share
           ----------               ---------  -----

           Michael and
            Eileen Graham              16,000  $1.25
           Herbert and Lois Rake       30,000  $1.17
           Paul E. Bushnell            27,500  $1.09
           Dennis Mautone               5,000  $0.90
           Bob Notte                   22,500  $0.89
           Paul E. Bushnell            33,500  $0.90
           Paul E. Bushnell            22,000  $0.91
                                      -------  -----
                                      156,500
                                      =======  =====

     In March 2001, a financial consultant, was issued 20,000 shares of common stock having a fair value on the date of issuance of

     $29,600 for services rendered. These securities were issued in reliance on
     Section 4(2) of the Act.


ITEM 5.  OTHER INFORMATION
         ---------------------

     On March 26, 2001, the Company entered into an agreement (the "Agreement") with Highlands Waterfront, LLC for the purchase of the Company's real property located at 52 Shrewsbury Avenue, Highlands, New Jersey (the "Property"). The Property was acquired in September 1993 and is a mostly vacant parcel of land with 463 linear feet of waterfront and has on its premises a 4,000 square foot building on the water's edge and a small office building. The Property has preliminary zoning approval for a restaurant facility, retail building, bait and tackle shop, 23 slip marina, concrete parking area and deep water boat fueling pier. The purchase price of the Property is $1,150,000. The closing will take place on or before June 15, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-QSB
         -----------------------------------

 3.1a    Certificate of Incorporation, as amended. (1)

 3.1b    Certificate of Amendment effective September 19, 2000. (1)

 3.2     Bylaws (1)

10.12 Agreement for Sale of Highlands Property dated March 29, 2001. Filed herewith.

--------------
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended.

--------------
(b)  Reports on Form 8-K  No reports on Form 8-K were filed during the last
     -------------------
     quarter of the fiscal year covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.



                                     LIGHTHOUSE FAST FERRY, INC.



Date: May 15, 2001            By:   /s/ Anthony Cappaze
                                  ------------------------------------
                                        Anthony Cappaze, President
                                        Chief Executive Officer and
                                        Director


Date: May 15, 2001            By:   /s/ Anthony Colasanti
                                  ------------------------------------
                                        Anthony Colasanti, Vice
                                        President, Secretary and
                                        Director



Date: May 15, 2001            By:   /s/ John Ferreira, Jr.
                                  ------------------------------------
                                        John Ferreira, Jr., Chief
                                        Financial Officer

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                                 MARCH 31, 2001
                                  (Unaudited)



                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------


                                                               Page No.
                                                              ----------

Consolidated Balance Sheets
  As at March 31, 2001 and December 31, 2000...............     F-1


Consolidated Statements of Operations
  For the Three Months Ended March 31, 2001 and 2000.......     F-2


Consolidated Statements of Changes in
  Stockholders' Equity (Capital Deficiency)
  For the Three Months Ended March 31, 2001................     F-3


Consolidated Statements of Cash Flows
  For the Three Months Ended March 31, 2001 and 2000.......   F-4 - F-5


Notes to Consolidated Financial Statements.................   F-6 - F-23

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                  A S S E T S
                                  -----------

                                                                                          March 31,              December 31,
                                                                                            2001                     2000
                                                                                        -------------           -------------
Current assets:
  Cash                                                                                  $      22,896           $      66,578
  Inventories                                                                                  60,209                  59,306
  Net assets of discontinued operations                                                       456,154                 424,763
  Prepaid expenses and other current assets                                                   964,579               1,706,351
                                                                                        -------------           -------------
        Total current assets                                                                1,503,838               2,256,998

Property and equipment - at cost,
  less accumulated depreciation                                                            11,160,249              11,389,049

Goodwill net of accumulated amortization
  of $202,420 and $182,184, respectively                                                    1,011,754               1,031,990

Other assets                                                                                  289,489                 304,404
                                                                                        -------------           -------------

                                                                                        $  13,965,330           $  14,982,441
                                                                                        =============           =============

           LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
           ---------------------------------------------------------

Current liabilities:
  Convertible promissory notes                                                          $   3,888,000           $   3,503,000
  Current maturities of long-term debt                                                      1,644,478               1,597,510
  Notes payable - stockholders                                                                117,255                  85,755
  Accounts payable and accrued expenses                                                     1,499,917               1,107,540
  Deferred revenues                                                                           111,260                  86,618
  Due to officers                                                                             209,148                 200,884
                                                                                        -------------           -------------
        Total current liabilities                                                           7,470,058               6,581,307

Long-term debt - net of current maturities                                                  9,334,996               9,452,295
                                                                                        -------------           -------------
        Total liabilities                                                                  16,805,054              16,033,602
                                                                                        -------------           -------------

Stockholders' equity (capital deficiency):
  Preferred stock - $.01 par value
    Authorized and unissued 10,000,000 shares
  Common stock - $.01 par value
    Authorized - 40,000,000 shares
    Issued and outstanding - 8,541,137 shares
      at March 31, 2001 and 8,185,087 at
     December 31, 2000                                                                         85,411                  81,851
  Additional paid-in capital                                                                9,309,017               8,891,266
  Additional paid-in capital - stock options                                                  137,500                 137,500
  Accumulated deficit                                                                      (2,371,652)            (10,161,778)
                                                                                        -------------           -------------
        Total stockholders' equity
           (capital deficiency)                                                            (2,839,724)             (1,051,161)
                                                                                        -------------           -------------

                                                                                        $  13,965,330           $  14,982,441
                                                                                        =============           =============


         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                            For the Three
                                                                                            Months Ended
                                                                                              March 31,
                                                                                ------------------------------------
                                                                                    2001                    2000
                                                                                ------------            ------------
Revenues                                                                        $    831,905                 682,325
                                                                                ------------            ------------

Costs of service:
  Ferry operations                                                                   948,759                 620,613
  Depreciation                                                                       226,388                 229,416
                                                                                ------------            ------------
Total costs of service                                                             1,175,147                 850,029
                                                                                ------------            ------------

                                                                                    (343,242)               (167,704)
                                                                                ------------            ------------

Operating expenses:
  Selling, general and administrative                                                418,532                 279,478
  Marketing                                                                            4,334                   3,760
  Amortization of goodwill                                                            20,236                  20,236
                                                                                ------------            ------------
Total operating expenses                                                             443,102                 303,474
                                                                                ------------            ------------

Loss from operations                                                                (786,344)               (471,178)

Other expenses:
  Interest and amortization of financing costs                                     1,423,530                 333,126
                                                                                ------------            ------------

Net loss from continuing operations                                             $ (2,209,874)           $   (804,304)
                                                                                ============            ============

Per share data:
  Basic and diluted:
    Loss from continuing operations                                             $      (0.27)           $      (0.15)
                                                                                ============            ============
    Net loss                                                                    $      (0.27)           $      (0.15)
                                                                                ============            ============

Weight average number of shares outstanding:
  Basic and diluted                                                                8,284,864               5,359,075
                                                                                ============            ============


         See accompanying notes to consolidated financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                   FOR THE THREE MONTHS ENDED March 31, 2001
                                  (Unaudited)

                                             Common Stock
                                       -----------------------       Paid-In       Paid-In Capital     (Accumulated      (Capital
                                         Number        Amount        Capital        Stock Options         Deficit)      Deficiency)
                                       ----------     --------     -----------     ---------------     ------------     -----------
Balance at January 1,  2001             8,185,087     $ 81,851     $ 8,891,266     $       137,500     $(10,161,778)    $(1,051,161)
Increase of shares for cash               156,500        1,565         157,935                -                -            159,500
Shares issued and issuable for            199,550        1,995         259,816                                 -            261,811
  services rendered and financing
Net loss for the quarter
  ended March 31, 2001                       -            -               -                   -          (2,209,874)     (2,209,874)
                                       ----------     --------     -----------     ---------------     ------------     -----------

Balance at March 31, 2001               8,541,137     $ 85,411     $ 9,309,017     $       137,500     $(12,371,652)    $(2,839,724)
                                       ==========     ========     ===========     ===============     ============     ===========


         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                    For the Three
                                                                                                    Months Ended
                                                                                                      March 31,
                                                                                             ---------------------------
                                                                                                  2001          2000
                                                                                             ------------   ------------
Cash flows from operating activities:
  Net loss continuing operations                                                             $ (2,209,874)  $   (804,304)
                                                                                             ------------   ------------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation                                                                                  228,800        229,969
    Amortization of goodwill                                                                       20,236         20,236
    Amortization of deferred finance costs                                                      1,036,915         18,593
    Imputed interest                                                                                    -         28,790
    Stock issued for service                                                                       29,600              -
    Deferred revenues                                                                              24,642         41,501
    Increase (decrease) in cash flows as a result of
        changes in assets and liabilities net of assets
        and liabilities acquired in an acquisition:
      Inventories                                                                                    (903)           373
      Prepaid expenses and other current assets                                                   (62,931)        39,894
      Other assets                                                                                 14,915              -
      Accounts payable and accrued expenses                                                       393,877        (43,621)
      Due to officers/stockholders                                                                  8,264        (26,764)
                                                                                             ------------   ------------
  Total adjustments                                                                             1,693,415        308,971
                                                                                             ------------   ------------

Net cash used in operating activities
  of continuing operations                                                                       (516,459)      (495,333)

Net cash used in discontinued operations                                                          (31,392)       (39,518)
                                                                                             ------------   ------------

Net cash flows used in operating activities                                                      (547,851)      (534,851)
                                                                                             ------------   ------------

Cash flows used in investing activities:
  Acquisition of property and equipment                                                                 -        (19,452)
                                                                                             ------------   ------------

Cash flows from financing activities:
  Net Proceeds from note payable - stockholders                                                    15,000              -
  Proceeds from convertible promissory notes                                                      385,000      1,000,000
  Repayments of long-term debt                                                                    (55,331)      (356,450)
  Proceeds from issuance of common stock                                                          159,500        388,500
                                                                                             ------------   ------------
Net cash provided by financing activities
  of continuing operations                                                                        504,169      1,032,050
                                                                                             ------------   ------------

Net increase (decrease) in cash                                                                   (43,682)       477,747

Cash at beginning of year                                                                          66,578         97,957
                                                                                             ------------   ------------

Cash at end of year                                                                          $     22,896   $    575,704
                                                                                             ============   ============


         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                                   (Unaudied)

                                                                                              Months Ended
                                                                                                March 31,
                                                                                        ------------------------
                                                                                          2000            1999
                                                                                        --------        --------
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                                                            $131,474        $320,205
                                                                                        ========        ========

    Income taxes                                                                        $     -         $      -
                                                                                        ========        ========


Supplemental Schedules of Noncash
  Operating and Financing Activities:

  Common stock issued as additional interest                                            $232,211        $      -
                                                                                        ========        ========

  Common stock issued in payment of consulting fees                                     $ 29,600        $      -
                                                                                        ========        ========


         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001
                                  (Unaudited)



NOTE  1 -  REALIZATION OF ASSETS - GOING CONCERN.

                 The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. Lighthouse Fast Ferry, Inc. (the "Company") has sustained substantial losses for the years ended December 31, 2000 and the three months ended March 31, 2001. In addition, at March 31, 2001 the Company has working capital and stockholders' capital deficiencies of $5,966,220 and $2,839,724, respectively.

                 Future viability of the Company is dependent upon the Company's obtaining additional funding. During 2000, the Company arranged private placements of its common stock for net cash proceeds of $482,598 and obtained short-term loans in the amount of $2,950,000 for both its continuing and discontinued segments. The proceeds were used to provide funds for the payment of certain obligations and ongoing operations. Commencing January through March 2001, the Company received cash of $159,500 through the sale of its securities and $385,000 from convertible promissory notes.

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


           (c)  Basis of Presentation:

                 The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulations S-
           X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

                 The December 31, 2000 balance sheet has been derived from the audited financial statements at the date included in the Company's annual report contained in Form 10-KSB. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report contained in Form 10-KSB, as amended.


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


           (g)  Goodwill:

                 Goodwill arising from acquisitions initially represents the excess of the purchase cost over the fair value of identifiable assets less identifiable liabilities. Goodwill is reviewed on an ongoing basis to determine that the value has not been impaired. The goodwill arising from the acquisition of Fast Ferry Holding Corp. and its wholly owned subsidiaries aggregating $1,214,174 is being amortized over 15 years. Amortization of goodwill charged to operations was $20,236 for the three months ended March 31, 2001 and 2000.


           (h)  Revenue Recognition:

                 Revenue is recognized when earned. The Company's ferry business sells the majority of commuter tickets in advance of use. The tickets, which expire ninety (90) days after issuance, are nonrefundable and nonextendable. Accordingly, the Company determines the unused portion of ticket sales and defers that value to future periods. Deferred revenues aggregated $111,260 and $86,618 at March 31, 2001 and December 31, 2000 respectively.

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


           (j)  Impairment of Long-lived Asset:

                 The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairments of Long-Lived Assets and for Long-Lived Assets to be Disposed of" SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Due to significant losses incurred during 2000, the Company evaluated its long-term assets of its continuing operations, which at March 31, 2001 were comprised of property and equipment (principally two (2) ferries) with a depreciated cost of $11,158,683 and goodwill on the acquisition of the Fast Ferry Holding Corp. with an unamortized cost of $1,011,754. Based upon an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life, it was determined that there was no impairment in either the net book value of the ferries or the goodwill.


           (k)  Concentrations of Credit Risk:

                 Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash with high credit quality financial institutions which at times may be in excess of the FDIC insurance limit.

           (l)  Loss Per Common Share:

                 Loss per common share is based on the weighted average number of common shares outstanding including common shares issuable subject to convertible promissory note agreements. Such common shares will be physically issued in the second quarter of 2001. In March 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations, which the Company has adopted. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

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


           (n)  Stock Issued to Non-employees for Services:

                 The Company accounts for stock issued to non-employees for services in accordance with Statement of Financial Accounting Standards (SFAS) No. 123. "Accounting for stock-based compensation". SFAS No. 123 requires that all transactions in which goods or services are the consideration received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable.

NOTE 3 -   DISCONTINUED OPERATIONS.

                 On October 28, 1999, the Company adopted a plan to sell its real estate and retail/wholesale segments. Accordingly both segments have been accounted for as discontinued operations in the accompanying consolidated financial statements. The net assets to be disposed of as of March 31, 2001 aggregating $456,154 consists principally of real estate and its related secured indebtedness. The net assets are recorded as current assets in the accompanying consolidated balance sheet under the caption "Net assets of discontinued operations". Management on March 29, 2001 entered into an agreement to sell the real property for $1,150,000. The closing is to be on or before June 15, 2001, subject to the lawyer obtaining environmental and operational use permits.

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

                 The net assets of discontinued operations, which have been segregated in the accompanying balance sheet, are summarized as follows:

                                                           March 31,
                                                             2001
                                                           ---------
                 Assets:
                  Inventory                                $   2,000
                  Property assets, net (See Note 4)          931,181
                                                           ---------
                                                             933,181
                                                           ---------
                 Liabilities:
                  Accounts payable                            32,000
                  Secured mortgage payable                    23,575
                  Accrued real estate taxes (a)              421,452
                                                           ---------
                                                             477,027
                                                           ---------
                 Net assets of discontinued operations     $ 456,154
                                                           =========

             (a) Real estate taxes liens have been recorded by local governmental authorities because of non-payment of said property taxes arising from a dispute over property tax valuations. The Company is currently attempting to resolve the dispute.

  NOTE 4 - PROPERTY AND EQUIPMENT.

                 Property and equipment is summarized as follow:

                                                                March 31,
                                                                   2001
                                                               ------------
                 Continuing operations:
                    Ferries                                    $ 13,300,000
                    Computers and office equipment                   47,622
                    Furniture and fixtures                          105,992
                                                               ------------
                                                                 13,453,614
                    Less: Accumulated depreciation                2,293,365
                                                               ------------

                                                               $ 11,160,249
                                                               ============

                 Discontinued operations:
                    Land and buildings                         $    931,181
                    Less: Accumulated depreciation                       --
                                                               ------------
                                                               $    931,181
                                                               ============


NOTE 5  -  CONVERTIBLE PROMISSORY NOTES.

                 During the months of January through March 31, 2001, the Company received proceeds from two senior convertible notes aggregating $325,000. These loans bear interest at 10% per annum payable quarterly, are payable six months from issuance. To obtain the loans, the Company issued to the loan holders 175,000 shares of restricted common stock of the Company with on-demand registration and unlimited piggyback rights. The fair value of the shares at issuance aggregating $226,250 will be charged to operations as additional interest over the life of the notes. As part of arranging for one of these loans, the Company employed the services of a financial consultant, the consultant received $27,500 as payment for this service.

                 The two senior convertible notes above may be repaid anytime within three months of issuance. However, the loans must be repaid out of the proceeds of a financing greater than $3,000,000. Initially, the notes are convertible into the Company's common stock at $1.50 per share.

                 Also during the months January through March 31,2001 the company received proceeds from five convertible promissory notes, (three for $5,000, one for $20,000, one for $25,000), totaling $60,000. Each convertible promissory note carries a simple interest rate of 10.5%. Interest only is payable quarterly, and the notes mature one-year from date of issuance. In addition, the convertible promissory note holders were issued 4,550 shares of the company's common stock. These shares of stock are restricted securities. The fair market value of the common shares on the dates of issuance aggregated $5,961 and will be charged to operations as additional interest over the life of the notes.

                 The lenders have the right, at their sole and exclusive option, to convert the outstanding indebtedness to common shares (the Conversion Rights) of the company at any time prior to borrower making payment. Should such Conversion Rights be exercised, the Company shall issue such shares to the Lender at the rate of one share of common stock for each two ($2.00) dollars of the indebtedness then due and owing on all convertible promissory notes and at the rate of one share of common stock for each one dollar and fifty cents ($1.50) of the indebtedness then due and owing on all senior convertible promissory notes. As a result of the modification of certain senior convertible promissory notes, should such Conversion Rights be exercised, the Company shall issue such shares to the Lender at the rate of one share of common stock for each one dollar ($1.00) of the indebtedness due and outstanding. The shares issued by the company through the exercise of the Conversion Rights will be restricted securities. The option and conversion as provided herein shall be exercised by each lender issuing written notice to the borrower.

                 On February 26, 2001, the Company received from a stockholder proceeds of a loan aggregating $30,000. The loan bears interest at 14% per annum. The loan is secured by a secondary mortgage on real estate known as 52 Shrewsbury. The note was due on April 26, 2001, but has been extended to May 26 2001. The loan balance at March 31, 2001 is $15,000.

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

                 Additionally, during the month of December, 2000, the Company employed the services of a financial consultant to arrange for the modification of certain senior convertible promissory notes issued earlier in 2000. The consultant received as payment for this service
           (i) a 10% interest bearing note payable on June 30, 2001 in the amount of $100,000 (ii) 50,000 shares of the Company's restricted common stock, with a fair market value at date of issuance of $62,500, and (iii) the same default remedies as the bridge loan holders and (iv) warrants to acquire 50,000 common shares at $2.00 per share. The balance of the promissory note and interest accrued, as of December 31, 2000 is $100,556. The payment was received as additional consideration for the modification of existing notes issued in 2000 and is in addition to the consideration the consultant received for arranging the original notes. (See F-16).

                 Also during 2000 the company received proceeds from twenty seven convertible promissory notes, (three for $5,000, five for $10,000, one for $15,000, ten for $20,000, five for $40,000, one for
           $50,000 and two for $60,000) totaling $650,000. Each convertible promissory note carries a simple interest rate of 10.5%. Interest only is payable quarterly, and the notes mature one-year from date of issuance. In addition, each convertible promissory note holder was issued shares of the company's common stock for each $5,000 dollars of indebtedness owed to the convertible promissory note holder at date of issuance. Two of the debt holders were issued additional shares totaling 35,000 shares to reflect their level of investment in the Company. These shares of stock are restricted securities. The fair value of the common shares on the dates of issuance aggregated $72,809 and will be charged to operations as additional interest over the life of the notes.

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

                 In connection with the issuance of the convertible promissory notes the Company capitalized interest and financing expenses of $3,355,087 to be amortized over the life of the respective obligation. During the three months ended March 31, 2001 amortization was $1,036,915, with the balance of $869,765 included with prepared expenses and other current assets.

NOTE 6  -  LONG-TERM DEBT.

                 Long-term debt is as follows:

                                                                      March 31,
                                                                        2001
                                                                    ------------
           Mortgage note payable, secured by the vessel "Finest"
              due in monthly installments of $56,719 through
              September 10, 2005, including interest at 9.25%
              per annum, with a final payment of $3,626,691 due
              October 10, 2005.                                  (a) $ 4,938,367

           Mortgage note payable, secured by the vessel
              "Bravest" due in monthly installments of $56,719
              through September 10, 2005, including interest at
              9.25% per annum, with a final payment of
              $3,572,971 due October 10, 2005.                   (a)   4,921,788

           Mortgage note payable, secured by the vessel "Finest"
              and "Bravest" payable in fifteen monthly
              installments of $15,000 commencing in February
              1999, payment of $343,333 on March 31, 2000 and
              a final payment of $934,319 on December 10, 2000
              including imputed interest of 9.25.              (a)(b)    919,319

           10% interest bearing obligation payable on January
              15, 2001.                                          (a)     200,000
                                                                    ------------
                                                                      10,979,474
           Portion due within one year                                 1,644,478
                                                                    ------------
           Long-term debt - less current maturities                 $  9,334,996
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

           (b) The Company is in default of these notes and is in negotiations with the lender to restructure the debt. Additionally, the lender and management are discussing renegotiations of the two ship mortgages.

                 The secured debt obligations mature as follows:


                           Years Ending
                             March 31,
                           ------------
                                2001                $ 1,644,478
                                2002                    390,801
                                2003                    557,146
                                2004                    610,924
                                2005                  7,776,125
                                                    -----------
                                                    $10,979,474
                                                    ===========

NOTE 7  -  CAPITAL STOCK.

           (a)  Stock Issued for Consideration Other Than Cash:

                 During the first quarter of 2001, the Company issued 199,550 shares having a fair market value on the date of issuance of $261,811. Of the 199,500 shares, 179,550 shares were issued as additional interest, whose fair market value of $232,211 is being charged to operations over the life of the convertible promissory notes issued during the quarter. The remaining 20,000 shares were issued as additional interest and $29,600 was charged to operations during the first quarter of 2001.


           (b)  Common Stock Issued for Cash:

                 During the first quarter of 2001, the Company sold 156,500 shares of its common stock for $159,500.



NOTE 8  -  STOCK OPTIONS AND WARRANTS.

                 A summary of activity related to non-qualifying stock options and warrants granted by the Company is as follows:

                                                                 Exercise Price
                                         Options    Warrants       Per Share
                                         -------    ---------    --------------
     Outstanding at January 1, 2001      620,000    2,736,167    $ .50 to $2.60
     Granted during 2001                 200,000      206,500    $1.00 to $2.20
                                         -------    ---------
     Outstanding at March 31, 2001       820,000    2,942,667    $ .50 to $2.60
                                         -------    ---------

           (a)  Stock Options:

                 (i)  Stock Options Granted in 2001:

                 The company has entered into new employment agreements with its Chief Executive Officer and its V.P., Secretary in 2000. These officers received as a condition of their contract options to purchase 100,000 and 100,000, respectively in 2001, shares of common stock at $2.20 per share, the fair market value at the date of grant, through January 2007. Half of these options are exercisable in January 2002 and the officers are first able to exercise the other 50% in January 2003.

                 Assuming the fair market value of the stock at the date of grant to be equal to option exercise price, the life of the options to be from 1.3 years to 2 years the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $83,908 and $19,677 for the three months ended March 31, 2001 and 2000, respectively, as calculated by the Black-Scholes options pricing model. As such, proforma net loss and loss per share would be as follows:

                                                         For the Years Ended
                                                               March 31,
                                                      --------------------------
                                                          2001          2000
                                                       -----------    ---------
                 Net loss as reported                  ($2,209,874)   ($804,304)
                 Additional compensation                    83,908       19,677
                                                       -----------    ---------
                 Adjusted net loss                     ($2,293,782)   ($823,981)
                                                       ===========    =========

                 Loss per share as reported                $0.27        $0.15
                                                           =====        =====

                 Adjusted loss per share                   $0.28        $0.15
                                                           =====        =====

           (b)  Warrants:

                 (i)  Warrants Granted in 2000:

                 As an inducement to purchase shares of the Company's common stock, warrants to purchase 156,500 shares were granted to individuals who purchased stock in 2001. The warrants are exercisable at various times through January 1, 2004 at prices ranging from $1.00 to $1.75.

                 In addition, a financial consultant was issued warrants to acquire 50,000 common shares for services at $2.00 per share.



NOTE 9  -  COMMITMENTS AND CONTINGENCIES.

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

                (iii) On December 15, 2000 the Company executed a Parking License Agreement, Docking Permit and Lease of Dock and Office Space (the Clam Hut Lease) for the Clam Hut site. Pursuant to the terms of the Clam Hut Lease, the Company has the right to use 125 of the parking spaces at the Clam Hut site from Monday to Friday until December 31, 2001 for a fee of $1,250 per week plus 5% of gross revenues of all excursions/charters originating and/or terminating at the landlord's pier. The Clam Hut Lease is renewable at the end of each period with terms to be decided upon renewal and in keeping with the requirements of the municipality. In addition, pursuant to the terms of the Clam Hut Lease, the Company has the right to use the pier and to use the outbuilding at the foot of the pier for $400.00 per month as a ticket booth. The terms of use for the pier and outbuilding are coincident with the terms of the parking space license. The Company began ferry service from the site on December 11, 2000.

                 (iv) In November 1999, the Company completed negotiations and executed a lease for a property in Stamford, CT as a base for fast ferry service to and from Manhattan and LaGuardia Airport. The site requires improvements and government approvals. The Company has negotiated a settlement of the Legal Proceeding with the Landlord, which provides for a new Lease (the Landlord Lease) with Landlord for the Stamford Property. The Landlord Lease will be for a term of five (5) years, with three (3) five-year options. The Landlord Lease will be subject to an existing Contract of Sale for the entire 30 acre parcel (the Parcel) of which the Stamford Property is a small part. Further, the Company has negotiated a Lease (the Contract Purchaser Lease) with the Landlord's contract purchaser, which shall take effect immediately upon the sale of the Parcel by Landlord to the contract purchaser. The Contract Purchaser Lease will also be for a term of five (5) years with three (3) five year options and provides that the Company may utilize the Parcel for parking, a ferry terminal and to operate its high speed ferry service. The Contract Purchaser Lease will further provide that upon development and construction of the Parcel the contract purchaser will construct a parking garage and allocate to the Company for its exclusive use 500 parking spaces. The Company is awaiting Lease documents from both Landlord and the contract purchaser and expects both Leases to be executed by June 1, 2001.

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

                 The NYFF Group has entered into an employment contract with its President, which provides for a salary of $90,000 each year through October 4, 2003. Pursuant to the contract, the President is to be granted an option to purchase 10,000 shares of the Company's common stock each year at the fair market value on the grant date.

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

                 The Company has negotiated a settlement of the Legal Proceeding with the Landlord, which provides for a new Lease (the Landlord Lease) with Landlord for the Stamford Property. The Landlord Lease will be for a term of five (5) years, with three (3) five-year options. The Landlord Lease will be subject to an existing Contract of Sale for the entire 30 acre parcel (the Parcel) of which the Stamford Property is a small part. Further, the Company has negotiated a Lease (the Contract Purchaser Lease) with the Landlord's contract purchaser, which shall take effect immediately upon the sale of the Parcel by Landlord to the contract purchaser. The Contract Purchaser Lease will also be for a term of five (5) years with three
           (3) five year options and provides that the Company may utilize the Parcel for parking, a ferry terminal and to operate its high speed ferry service. The Contract Purchaser Lease will further provide that upon development and construction of the Parcel the contract purchaser will construct a parking garage and allocate to the Company for its exclusive use 500 parking spaces. The Company is awaiting the Lease documents from both Landlord and the contract purchaser and expects both Leases to be executed by June 1, 2001.



NOTE 10 -  SUBSEQUENT EVENTS.

                 In April, the Company received proceeds from one senior convertible promissory note totaling $275,000. The note carries a simple interest rate of 10%. Principal and interest is payable at maturity, four months from issuance. As part of arranging the loan, the Company employed the services of a financial consultant, the consultant received $27,500 as payment for this service.

                 Also in April, the Company received proceeds from one promissory note totaling $150,000. The note carries a simple interest rate of 14%. Principal and interest is payable at maturity, three months from issuance. As part of arranging the loan, the Company paid the note holder a fee of $15,000. The note is secured by a Mortgage on the Company's property known as 52 Shrewsbury.