Form 10QSB
period 2001-06-30
LIGHTHOUSE FAST FERRY INC
filed 2001-08-20
CIK 1022360

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2001
          OR
     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to ___________.

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


                         ____________________________
     (Former name, former address and former fiscal year, if changed since last report)

________________________________________________________________________________

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such Shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES   X      NO
    ----        ----

The number of shares outstanding of the issuer's classes of common equity, as of July 31, 2001 is 10,898,602 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):
YES         NO  X
    -----      ----

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001
                                  (Unaudited)



                                   I N D E X
                                   ---------



                                                                        Page No.
                                                                        --------



Part I  - Financial Statements:

          Item 1. Financial Statements:

                  Consolidated Balance Sheets
                  At June 30, 2001 and December 31, 2000................   3


                  Consolidated Statements of Operations
                  For the Six Months Ended June 30, 2001 and 2000.......   4


                  Consolidated Statement of Changes in
                  Stockholders' Capital Deficiency
                  For the Six Months Ended June 30, 2001................   5


                  Statements of Cash Flows
                  For the Six Months Ended June 30, 2001 and 2000.......  6-7


                  Notes to Consolidated Condensed Financial Statements..  8-25


          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations......... 26-37

Part II - Other Information:


          Item 2. Changes in Securities................................. 37-40


          Item 6. Exhibits and Reports On Form 8-K......................   41


          Signatures....................................................   42

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                               A S S E T S
                                               -----------
                                                                             June 30,          December 31,
                                                                               2001                2000
                                                                           -------------       ------------
Current assets:
  Cash                                                                     $     601,256       $     66,578
  Inventories                                                                     64,078             59,306
  Net assets of discontinued operations                                          451,667            424,763
  Prepaid expenses and other current assets                                    2,612,828          1,706,351
                                                                           -------------       ------------
        Total current assets                                                   3,729,829          2,256,998

Property and equipment - at cost,
  less accumulated depreciation                                               11,097,768         11,389,049

Goodwill net of accumulated amortization
  of $222,656 and $182,184, respectively                                       1,016,112          1,031,990

Other assets                                                                     302,499            304,404
                                                                           -------------       ------------

                                                                           $  16,146,208       $ 14,982,441
                                                                           =============       ============

                             LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
                             ------------------------------------------------

Current liabilities:
  Convertible promissory notes                                             $   4,978,000       $  3,503,000
  Current maturities of long-term debt                                         1,592,995          1,597,510
  Notes payable - stockholders                                                   265,755             85,755
  Accounts payable and accrued expenses                                        1,674,701          1,107,540
  Deferred revenues                                                              220,147             86,618
  Due to officers                                                                209,770            200,884
                                                                           -------------       ------------
        Total current liabilities                                              8,941,368          6,581,307

Long-term debt - net of current maturities                                     9,204,080          9,452,295
                                                                           -------------       ------------
        Total liabilities                                                     18,145,448         16,033,602
                                                                           -------------       ------------

Stockholders' capital deficiency:
  Preferred stock - $.01 par value
    Authorized and unissued 10,000,000 shares
  Common stock - $.01 par value
    Authorized - 40,000,000 shares
    Issued and outstanding - 10,888,600 shares
      at June 30, 2001 and 8,185,087 at
      December 31, 2000                                                          108,886             81,851
  Additional paid-in capital                                                  12,912,658          8,891,266
  Additional paid-in capital - stock options                                     137,500            137,500
  Accumulated deficit                                                        (15,158,284)       (10,161,778)
                                                                           -------------       ------------
        Total stockholders' capital deficiency                                (1,999,240)        (1,051,161)
                                                                           -------------       ------------

                                                                           $  16,146,208       $ 14,982,441
                                                                           =============       ============

          See accompanying notes to consolidated financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            For the Three                          For the Six
                                                             Months Ended                          Months Ended
                                                                June 30                               June 30
                                                                -------                               -------
                                                          2001             2000                2001              2000
                                                          ----             ----                ----              ----
                                                                            (*)                                   (*)
Revenues                                              $ 1,017,643        $   960,646        $ 1,849,548       $ 1,642,971
                                                      -----------        -----------        -----------       -----------

Costs of service:
  Ferry operations                                        664,552            669,540          1,474,976         1,277,436
  Depreciation                                            228,304            229,416            454,691           458,832
                                                      -----------        -----------        -----------       -----------
Total costs of service                                    892,856            898,956          1,929,667         1,736,268
                                                      -----------        -----------        -----------       -----------

                                                          124,787             61,690            (80,119)          (93,297)
                                                      -----------        -----------        -----------       -----------

Operating expenses:
  Selling, general & administrative                       310,477            448,943            724,977           710,342
  Marketing                                                20,467             17,249             24,801            41,926
  New site development costs                              130,141             24,999            268,475            33,332
  Amortization of goodwill                                 20,236             20,236             40,472            40,472
                                                      -----------        -----------        -----------       -----------
Total operating expenses                                  481,320            511,427          1,058,725           826,072
                                                      -----------        -----------        -----------       -----------

Loss from operations                                     (356,533)          (449,737)        (1,138,844)         (919,369)

Other expenses:
  Interest and amortization
    of financing costs                                  2,430,099            394,882          3,857,662           728,008
                                                      -----------        -----------        -----------       -----------

Loss from continuing operations                        (2,786,632)          (844,619)        (4,996,506)       (1,647,377)

Loss on discontinued operations                                 -           (235,284)                 -          (235,284)
                                                      -----------        -----------        -----------       -----------

Net Loss                                              ($2,786,632)       ($1,079,903)       ($4,996,506)      ($1,882,661)
                                                      ===========        ===========        ===========       ===========

Per share data:
 Basic and diluted:
 Loss from continuing operations                           ($0.32)            ($0.14)            ($0.59)           ($0.29)
 Loss from discontinuing operations                             -              (0.04)                 -             (0.04)
                                                      -----------        -----------        -----------       -----------
    Net loss                                               ($0.32)            ($0.18)            ($0.59)           ($0.33)
                                                      ===========        ===========        ===========       ===========

Weight average number of shares outstanding:
  Basic and diluted                                     8,722,095          6,125,745          8,515,671         5,742,092
                                                      ===========        ===========        ===========       ===========

(*)  Reclassified to Conform to Current Period's Presentation

          See accompanying notes to consolidated financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                    FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                  (Unaudited)

                                                                                                                         Total
                                                                                                                     Stockholders'
                                                                          Additional     Additional                     Equity
                                                     Common Stock           Paid-In   Paid-In Capital  (Accumulated    (Capital
                                                   --------------------
                                                     Number     Amount     Capital    Stock Options       Deficit)    Deficiency)
                                                   ----------  --------  -----------  --------------      --------    -----------
Balance at January 1,  2001                         8,185,087  $ 81,851  $ 8,891,266     $137,500      ($10,161,778)  ($1,051,161)
Increase of shares for cash                           229,295     2,293      217,207            -                 -       219,500
Satisfaction of Liabilities to Officer                  6,600        66        6,601            -                 -         6,667
Shares issued and issuable for
  interest and financing                            2,331,255    23,312    3,668,894            -                 -     3,692,206
Shares issued for portion of minority interest
  of majority owned subsidiary                         16,363       164       20,290            -                 -        20,454
Shares issued for consulting services                  20,000       200       29,400            -                 -        29,600
Conversion of Notes Payable to
  common stock                                        100,000     1,000       79,000            -                 -        80,000
Net loss for the six months
  ended June 30, 2001                                       -         -            -            -        (4,996,506)   (4,996,506)
                                                   ----------  --------  -----------     --------      ------------   -----------

Balance at June 30, 2001                           10,888,600  $108,886  $12,912,658     $137,500      ($15,158,284)  ($1,999,240)
                                                   ==========  ========  ===========     ========      ============   ===========

         See accompanying notes to consolidated financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                               For the Six
                                                                               Months Ended
                                                                                 June 30,
                                                                        --------------------------
                                                                            2001          2000
                                                                        -----------    -----------
Cash flows from operating activities:
  Net loss continuing operations                                        ($4,996,506)   ($1,647,377)
                                                                         ----------     ----------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation                                                            461,077        462,059
    Amortization of goodwill                                                 40,472         40,472
    Amortization of deferred finance costs                                3,001,574        103,013
    Imputed interest                                                              -         48,926
    Stock issued for service                                                 29,600         40,000
    Deferred revenues                                                       133,529        100,073
    Increase (decrease) in cash flows as a result of
        changes in assets and liabilities net of assets
        and liabilities acquired in an acquisition:
      Inventories                                                            (4,772)         3,107
      Prepaid expenses and other current assets                             (15,845)        78,979
      Other assets                                                            1,905           (697)
      Accounts payable and accrued expenses                                 567,161         25,930
      Due to officers/stockholders                                           15,553         17,568
                                                                        -----------     ----------
  Total adjustments                                                       4,230,254        919,430
                                                                        -----------     ----------

Net cash used in operating activities
  of continuing operations                                                 (766,252)      (727,947)

Net cash used in discontinued operations                                    (26,904)      (253,315)
                                                                        -----------     ----------

Net cash flows used in operating activities                                (793,156)      (981,262)
                                                                        -----------     ----------

Cash flows used in investing activities:
  Acquisition of property and equipment                                    (169,796)       (29,196)
  Purchase of Minority Interest in Subsidiary                                (4,140)             -
                                                                        -----------     ----------
Net cash used in investing activities
  of continuing operations                                                 (173,936)       (29,196)
                                                                        -----------     ----------

Cash flows from financing activities:
  Net proceeds from note payable - stockholders                             150,000              -
  Proceeds from convertible promissory notes                              1,385,000      1,322,326
  Repayments of long-term debt                                             (252,730)      (650,904)
  Proceeds from issuance of common stock                                    219,500        448,625
                                                                        -----------     ----------
Net cash provided by financing activities
  of continuing operations                                                1,501,770      1,120,047
                                                                        -----------     ----------

Net increase in cash                                                        534,678        109,589

Cash at beginning of year                                                    66,578         97,957
                                                                        -----------     ----------

Cash at end of year                                                     $   601,256     $  207,546
                                                                        ===========     ==========

          See accompanying notes to consolidated financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                                                                               For the Six
                                                                                              Months Ended
                                                                                                June 30,
                                                                                        ------------------------
                                                                                           2001          2000
                                                                                        ----------    ----------
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                                                            $  518,094    $  842,708
                                                                                        ==========    ==========

    Income taxes                                                                        $        -    $        -
                                                                                        ==========    ==========

Supplemental Schedules of Noncash
  Operating and Financing Activities:

  Common stock issued as additional
    interest and financing                                                              $3,692,206    $  129,375
                                                                                        ==========    ==========

  Common stock issued in payment of consulting fees                                     $   29,600    $   52,500
                                                                                        ==========    ==========

  Common stock issued in partial payment for
    Acquisition of minority owned subsidiaries' stock                                   $   20,454    $        -
                                                                                        ==========    ==========

  Common stock issued in payment of liabilities:
    Related parties                                                                     $    6,667    $  214,625
                                                                                        ==========    ==========
    Others                                                                              $        -    $  125,000
                                                                                        ==========    ==========
    Convertible Notes Payable                                                           $   80,000    $        -
                                                                                        ==========    ==========

  Notes issued as payment of consulting fees                                            $  170,000    $  110,000
                                                                                        ==========    ==========

          See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001
                                  (Unaudited)



NOTE  1 -  REALIZATION OF ASSETS - GOING CONCERN.

               The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Lighthouse Fast Ferry, Inc. (the "Company") has sustained substantial losses for the years ended December 31, 2000 and the six months ended June 30, 2001. In addition, at June 30, 2001 the Company has working capital and capital deficiencies of $5,211,539 and $1,999,240, respectively.

               Future viability of the Company is dependent upon the Company's obtaining additional funding. Commencing January through June 2001, the Company received cash of $219,500 through the sale of its securities and $1,385,000 from convertible promissory notes. The proceeds were used to provide funds for the payment of certain obligations and ongoing operations.

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

         (a)  Description of Business:

               Lighthouse Fast Ferry, Inc. (the "Company"), is a New Jersey corporation formed on May 12, 1993 under the name Drydock Cafe, Inc. On September 21, 1994, the Company changed its name to Lighthouse Landings, Inc. On September 19, 2000, the Company changed its name to Lighthouse Fast Ferry, Inc. The Company, through its subsidiary New York Fast Ferry Holding Corp. ("NYFF"), is an operator of high speed, commuter passenger ferryboats in the New York City metropolitan region.

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


         (c)  Basis of Presentation:

               The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations and cash flows for the six and three months ended June 30, 2001 and 2000. The results of operations for the six and three months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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


         (g)  Goodwill:

               Goodwill arising from acquisitions initially represents the excess of the purchase cost over the fair value of identifiable assets less identifiable liabilities. Goodwill is reviewed on an ongoing basis to determine that the value has not been impaired. The goodwill arising from the acquisition of Fast Ferry Holding Corp. ("FHCC") and its wholly owned subsidiaries aggregating $1,238,758 is being amortized over 15 years. Amortization of goodwill charged to operations was $20,236 for the three months ended June 30, 2001 and 2000 and $40,472 for the six months ended June 30, 2001 and 2000, respectively.

               In June 2001, the Company acquired 3% of the 20% minority interest of FHCC for $4,140 in cash and 16,363 shares of its common stock whose fair value was $20,454. The entire purchase price of $24,468 was recorded as goodwill.


         (h)  Revenue Recognition:

               Revenue is recognized when earned. The Company's ferry business sells the majority of commuter tickets in advance of use. The tickets, which expire ninety (90) days after issuance, are nonrefundable and nonextendable. Accordingly, the Company determines the unused portion of ticket sales and defers that value to future periods. Deferred revenues aggregated $220,147 and $86,618 at June 30, 2001 and December 31, 2000, respectively.

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


         (j)  Impairment of Long-lived Asset:

               The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairments of Long-Lived Assets and for Long-Lived Assets to be Disposed of" SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Due to significant losses incurred during 2000, the Company evaluated its long-term assets of its continuing operations, which at June 30, 2001 were comprised of property and equipment (principally two (2) ferries) with a depreciated cost of $11,097,768 and goodwill on the acquisition of the Fast Ferry Holding Corp. with an unamortized cost of $1,016,112. Based upon an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life, it was determined that there was no impairment in either the net book value of the ferries or the goodwill.


         (k)  Concentrations of Credit Risk:

               Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash with high credit quality financial institutions, which at times may be in excess of the FDIC insurance limit.

         (l)  Loss Per Common Share:

               Loss per common share is based on the weighted average number of common shares outstanding including common shares issuable subject to convertible promissory note agreements. Such common shares will be physically issued in the third quarter of 2001. In March 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations, which the Company has adopted. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

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


         (o)  New Accounting Pronouncements:

               In June 2001, the Financial Accounting Standards Board issued Statement NO. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHE INTANGIBLE ASSETS. These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill at the start of fiscal year 2002. SFAS 142 requires that goodwill existing at the date of adoption be reviewed for possible impairment and the impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill must be assessed and classified consistent with the Statements' criteria. Amortization of goodwill will cease on January 1, 2002. At this time, the Company has not determined the complete impact of these Statements. However, for the six months ended June 30, 2001, the Company has recognized $40,472 of goodwill amortization.

NOTE 3 -  DISCONTINUED OPERATIONS.

               The net assets of discontinued operations, which have been segregated in the accompanying balance sheet, are summarized as follows:

                                                                    June 30,
                                                                      2001
                                                                    --------
               Assets:
                 Inventory                                          $  2,000
                 Property assets, net (See Note 4)                   931,181
                                                                    --------
                                                                     933,181
                                                                    --------
               Liabilities:
                 Accounts payable                                     29,719
                 Secured mortgage payable                              8,566
                 Accrued real estate taxes (a)                       443,230
                                                                    --------
                                                                     481,514
                                                                    --------

               Net assets of discontinued operations                $451,667
                                                                    ========


               Real estate taxes liens have been recorded by local governmental authorities because of non-payment of said property taxes arising from a dispute over property tax valuations. The Company is currently attempting to resolve the dispute.



NOTE 4 -  PROPERTY AND EQUIPMENT.

               Property and equipment is summarized as follow:


                                                               June 30,
                                                                  2001
                                                             ------------

               Continuing operations:
                 Ferries                                     $ 13,300,000
                 Vessel equipment                                 254,374
                 Other                                             67,470
                                                             ------------
                                                               13,621,844
                 Less:  Accumulated depreciation                2,524,076
                                                             ------------

                                                             $ 11,097,768
                                                             ============

               Discontinued operations:
                 Land and buildings                          $    931,181
                 Less:  Accumulated depreciation                        -
                                                             ------------

                                                             $    931,181
                                                             ============

NOTE  5 -  CONVERTIBLE PROMISSORY NOTES.

               During the months of January through June 30, 2001, the Company received proceeds from four senior convertible notes aggregating $1,300,000. These loans bear interest at 10% per annum payable quarterly, are payable four months from issuance. To obtain the loans, the Company issued to the loan holders 725,000 shares of restricted common stock of the Company with registration and unlimited piggyback rights. The fair value of the shares at issuance aggregating $1,095,250 will be charged to operations as additional interest over the life of the notes. As part of arranging for two of these loans, the Company employed the services of two financial consultants, the consultants received a total of $97,500 as payment for this service.

               The four senior convertible notes above may be repaid anytime within three months of issuance. However, the loans must be repaid out of the proceeds of a financing greater than $3,000,000. Initially, the notes are convertible into the Company's common stock at $1.50 per share.

               During the months January through June 30, 2001 the company received proceeds from seven convertible promissory notes, (four for $5,000, two for $20,000, one for $25,000), totaling $85,000. Each convertible promissory note carries a simple interest rate of 10.5%. Interest only is payable quarterly, and the notes mature one-year from date of issuance. In addition, the convertible promissory note holders were issued 5,000 shares of the company's common stock. These shares of stock are restricted securities. The fair market value of the common shares on the dates of issuance aggregated $6,390 and will be charged to operations as additional interest over the life of the notes.

               During the months January through June 30, 2001, eight of the convertible promissory note holders agreed to extend the maturity dates for an additional twelve months. The total value of notes extended is $120,000. Additionally, the Company issued a total of 3,000 shares of the Company's common stock in consideration of the note extensions.

               During the months January through June 30, 2001, four of the convertible promissory note holders elected to exercise the conversion rights of $80,000 of indebtedness into 100,000 shares of the Company's common stock, which contains a Rule 144 restriction.

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

               On February 26, 2001, the Company received from a stockholder proceeds of a loan aggregating $30,000. The loan bears interest at 14% per annum. The loan is secured by a secondary mortgage on real estate known as 52 Shrewsbury. The note was due on April 26, 2001, but has been extended to August 26, 2001. The loan balance at June 30, 2001 is $15,000.

               During the months of October through December 2000, the Company received proceeds from three senior convertible promissory notes, (one for $55,000, one for $200,000, and one for $300,000), totaling
         $555,000. Each senior convertible promissory note carries a simple interest rate of 10%. Principal and interest is payable at maturity, originally, three months from date of issuance. On December 10, 2000, at the request of the Company, the above note holders agreed to modify the Notes so that the due date will be extended from December 10, 2000 to June 30, 2001. On June 30, 2001, at the request of the Company, the above note holders agreed to further modify the Notes so that the due date will be extended from June 30, 2001 to October 31, 2001. The company issued a total of 138,750 shares of its common stock to the note holders at the date of issuance. Additionally, the Company issued a total of 250,000 shares of its common stock to the note holders at the date of initial modification and a total of 250,000 shares at the date of secondary modification. These shares of stock are restricted securities. The fair value of the common shares on the dates of issuance aggregated $898,438 and will be charged to operations as additional interest over the life of the notes.

               The lenders have the right, at their sole and exclusive option, to convert the outstanding indebtedness to common shares (the "Conversion Rights") of the company at any time prior to borrower making payment. Should such "Conversion Rights" be exercised, the Company shall issue such shares to the Lender at the rate of one share of common stock for each two ($2.00) dollars of the indebtedness then due and owing on all convertible promissory notes and at the rate of one share of common stock for each one dollar and fifty cents ($1.50) of the indebtedness then due and owing on all senior convertible promissory notes. As a result of the modification of certain senior convertible promissory notes, should such Conversion Rights be exercised, the Company shall issue such shares to the Lender at the rate of one share of common stock for each seventy-five cents ($.75) of the Indebtedness due and outstanding. The shares issued by the company through the exercise of the "Conversion Rights" will be restricted securities. The option and conversion as provided herein shall be exercised by each lender issuing written notice to the borrower.

               The Company employed the services of a financial consultant to arrange for four convertible promissory loans, one dated July 10, and three dated July 14, 2000. The consultant received as payment for this service (i) a 10% interest bearing note payable on January 14, 2001 in the amount of $88,000 (ii) 22,000 shares of the Company's restricted common stock, with a fair market value at date of issuance of $44,000, and (iii) the same default remedies as the bridge loan holders and (iv) warrants to acquire 5,000 common shares at $2.00 per share. On December 10, 2000, at the request of the Company, the above consultant agreed to modify the note so that the due date will be extended from January 14, 2001 to June 30, 2001. On June 30, 2001, at the request of the Company, the above note holder agreed to further modify the Note so that the due date will be extended from June 30, 2001 to October 31, 2001. The consultant also received per the terms of the note modifications, 253,000 shares of the Company's restricted common stock, with a fair market value at date of issuance totaling $366,850.

               On July 10, 2000, the Company received proceeds of one of these convertible notes aggregating $500,000. The loan, which bears interest at 10% per annum payable quarterly, is payable six months from issuance. To obtain the loan, the Company issued to the loan holder 125,000 shares of restricted common stock of the Company with registration and unlimited piggyback rights. The fair value of the shares at issuance aggregating $250,000 will be charged to operations as additional interest over the life of the notes. On December 10, 2000, at the request of the Company, the above note holder agreed to modify the notes so that the due date will be extended from December 10, 2000 to June 30, 2001. On June 30, 2001, at the request of the Company, the above note holder agreed to further modify the Note so that the due date will be extended from June 30, 2001 to October 31, 2001. Additionally, the note holder received per the terms of the note modifications, 500,000 shares of the Company's restricted common stock, with a fair market value at date of issuance of $725,000.

               On July 14, 2000, the Company received proceeds from three of these convertible notes aggregating $300,000. Additionally, the Company issued another $200,000 convertible promissory notes to a stockholder in exchange for a $200,000 second mortgage on real property of the Company's discontinued operations. The notes, which bear interest at 10% per annum payable quarterly, were originally payable six months from issuance. On December 10, 2000, at the request of the Company, the above note holders agreed to modify the notes so that the due date will be extended from December 14, 2000 to June 30, 2001. On June 30, 2001, at the request of the Company, the above note holders agreed to further modify the Notes so that the due date will be extended from June 30, 2001 to October 31, 2001. To obtain the notes, the Company issued a total of 125,000 shares of the Company's unregistered common stock with registration and unlimited piggyback rights. The fair value of the shares at issuance aggregating $250,000 will be charged to operations as additional interest over the life of the notes. Additionally, the note holders received, per the terms of the note modifications, 500,000 shares of the Company's restricted common stock, with a fair market value at date of issuance of $725,000.

               The four convertible notes above may be repaid anytime within three months of issuance. However, the loans must be repaid out of the proceeds of a financing greater than $3,000,000. Initially, the notes are convertible into the Company's common stock at $1.50 per share. As a result of the note modifications, the notes are convertible into the Company's common stock at the rate of $.75 per share.

               On March 11, 2000, the Company received proceeds of two convertible promissory notes aggregating $1,000,000. The notes, which bear interest at 10% per annum payable quarterly, were originally payable nine months from issuance. On December 10, 2000, at the request of the Company, the above note holders agreed to modify the notes so that the due date will be extended from December 11, 2000 to June 30, 2001. On June 30, 2001, at the request of the Company, the above note holders agreed to further modify the Notes so that the due date will be extended from June 30, 2001 to October 31, 2001. To obtain the notes, the Company issued to each note holder 125,000 shares of restricted common stock with registration and unlimited piggyback rights with a fair value at date of issuance of $125,000. Additionally, the note holders received, per the terms of the note modification, 1,000,000 shares of the Company's restricted common stock, with a fair market value at date of issuance of $1,450,000. The fair value of the shares will be charged to operations as additional interest over the life of the loans.

               The notes may be repaid anytime within nine months of issuance; however, the notes must be repaid from the proceeds of a financing greater than $2,000,000. Initially the notes are convertible into common stock at $1.50 per share. As a result of the note modification, the notes are convertible into the Company's common stock at the rate of seventy-five cents ($.75) per share.


               The Company employed the services of a financial consultant to arrange for the two March, 2000 convertible notes. The consultant received as partial payment for this service a 10% interest bearing note payable on December 10, 2000 in the amount of $110,000. On December 10, 2000, at the request of the Company, the above consultant agreed to modify the note so that the due date will be extended from December 10, 2000 to June 30, 2001. On June 30, 2001, at the request of the Company, the above note holder agreed to further modify the Note so that the due date will be extended from June 30, 2001 to October 31, 2001. The outstanding balance including accrued interest as of June 30, 2001 is $116,111. The consultant also has agreed to perform consulting services for the Company and will receive payment for his services in the form of warrants to acquire 50,000 common shares at $2.00 per share for each three month period his services are required. The consultant was issued warrants to acquire 50,000 common shares at $2.00 per share in 2001.

NOTE 6 - LONG-TERM DEBT.

           Long-term debt is as follows:

                                                                                            June 30,
                                                                                              2001
                                                                                           -----------
         Mortgage note payable, secured by the
           vessel "Finest" due in monthly install-
           ments of $56,719 through September 10, 2005,
           including interest at 9.25% per annum, with a
           final payment of $3,626,691 due October 10, 2005.                     (a)       $ 4,881,962

         Mortgage note payable, secured by the vessel
           "Bravest" due in monthly installments of
           $56,719 through September 10, 2005, including
           interest at 9.25% per annum, with a final
           payment of $3,572,971 due October 10, 2005.                           (a)         4,845,794

         Note payable, secured by the vessel "Finest"
           and "Bravest", payable in fifteen monthly
           installments of $15,000 commencing in
           February 1999, payment of $343,333 on
           March 31, 2000 and a final payment of
           $919,319 on December 10, 2000
           including imputed interest of 9.25%.                                  (a) (b)       919,319

         10% interest bearing obligation payable on July 13, 2001.                             150,000
                                                                                           -----------
                                                                                            10,797,075
         Portion due within one year                                                         1,592,995
                                                                                           -----------

         Long-term debt - less current maturities                                          $ 9,204,080
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

         (b) The Company is in default of this note and is in negotiations with the lender to restructure the debt. The secured debt obligations mature as follows:


                    Years Ending
                      June 30,
                      -------
                        2001                  $ 1,592,995
                        2002                      546,555
                        2003                      557,146
                        2004                      610,924
                        2005                    7,489,455
                                              -----------

                                              $10,797,075
                                              ===========

NOTE 7 - CAPITAL STOCK.

         (a)   Stock Issued for Consideration Other Than Cash:

                    During the first quarter of 2001, the Company issued 199,550 shares having a fair market value on the date of issuance of $261,811. Of the 199,500 shares, 179,550 shares were issued as additional interest, whose fair market value of $232,211 is being charged to operations over the life of the convertible promissory notes issued during the quarter. The remaining 20,000 shares were issued in payment for $29,600 of consulting services, which was charged to operations.

                    During the second quarter of 2001, the Company issued 2,151,755 shares having a fair market value on the date of issuance of $3,459,995 as additional interest which is being charged to operations over the life of the promissory notes.

                    Additionally, 100,000 shares were issued to a note holder who elected to convert $80,000 of his convertible promissory notes.

                    The Company's vice-president was issued 6,600 common shares as payment for $6,667 of accrued wages owed to him.

                    The Company acquired an additional 3% of its majority owned subsidiary, FHCC, for cash of $4,140 and 16,363 shares of its common stock whose fair value was $20,454.

         (b)   Common Stock Issued for Cash:

                    During the first quarter of 2001, the Company sold 156,500 shares of its common stock for $159,500 in cash.

                    During the second quarter of 2001, the Company sold 72,795 shares of its common stock for $60,000 in cash.


NOTE 8 - STOCK OPTIONS AND WARRANTS.

                    A summary of activity related to non-qualifying stock options and warrants granted by the Company is as follows:


                                                                    Exercise Price
                                             Options    Warrants       Per Share
                                             -------    --------       ---------
         Outstanding at January 1, 2001       620,000   2,736,167   $ .50 to $2.60
         Granted during 2001                  400,000     729,295   $1.00 to $2.20
                                            ---------   ---------

         Outstanding at June 30, 2001       1,020,000   3,465,462   $ .50 to $2.60
                                            =========   =========

         (a)   Stock Options:

                 (i)  Stock Options Granted in 2001:

                    The company has entered into new employment agreements with its Chief Executive Officer and its V.P., Secretary in May 2001. These officers received, as a condition upon the signing of their contracts, options to purchase an aggregate of 400,000 common shares at $1.10 per share which was 110% of the fair value at date of grant. The contracts also provide that each officer is to receive additional annual grants of a minimum of 150,000 common shares on each June 30 through 2005 at the fair value on the date of grant.

                    Assuming the fair market value of the stock at the date of grant to be equal to option exercise price, the life of the options to be from 1.3 years to 2 years the expected volatility at 200%, expected dividends are none, and the risk-free interest rate of 10%, the Company would have recorded compensation expense of $76,276 and $19,677 for the three months ended June 30, 2001 and 2000, respectively, and $137,050 and $135,882 for the six months ended June 30, 2001 and 2000, respectively, as calculated by the Black-Scholes options pricing model. As such, proforma net loss and loss per share would be as follows:



                                                 For the Six Months Ended
                                                          June 30,
                                                ---------------------------
                                                    2001           2000
                                                ------------   ------------
               Net loss as reported             ($4,996,506)   ($1,882,661)
               Additional compensation              137,050        135,882
                                                -----------    -----------

               Adjusted net loss                ($5,133,556)   ($2,018,543)
                                                ===========    ===========


               Loss per share as reported            ($0.59)        ($0.33)
                                                ===========    ===========

               Adjusted loss per share               ($0.61)        ($0.35)
                                                ===========    ===========


         (b)   Warrants:

                    As an inducement to purchase shares of the Company's common stock, warrants to purchase 229,295 shares were granted to individuals who purchased stock in 2001. The warrants are exercisable at various times through January 1, 2004 at prices ranging from $1.00 to $1.75.

                    In addition, a financial consultant was issued warrants to acquire 100,000 common shares for services at $2.00 per share. The fair value of the warrants of $10,000 was charged to operations.

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

           (iv) In November 1999 the Company concluded negotiations and executed a Lease for an approximate 4 acre waterfront parcel in Stamford, Connecticut. The parcel was to be used as the Company's Stamford ferry site and included approximately 450 onsite parking spaces. In August 2000 a dispute arose between the Company and the Landlord relating to the issuance of various governmental permits and approvals requires to operate a commuter ferry business from the site. Landlord took the position that the absence of the permits and approvals afforded the Landlord the opportunity to cancel the lease. Tenant argued that Landlord did not have the right to cancel the Lease and that the necessary permits and approvals would be forthcoming from the various governmental agencies.

           (v) The Company filed an action to reaffirm the lease and to regain use possession and occupancy of the premises. The Landlord filed an action for possession of the premises. In January 2001 the dispute as between the Landlord and the Tenant was resolved and a new Lease was negotiated between the parties, which provided the company with a five year lease and three (3) five year options. In order for the Lease to take effect, however, both the Landlord and the Tenant needed the consent of Landlord's contract purchaser of the parcel. It appeared in March 2001 that all of the parties had achieved settlement of this matter and that the Company would renew its permit application and commence commuter ferry operation immediately upon the issuance of the permits. Before the agreement could be reduced to writing a misunderstanding arose between the contract purchaser and the Company which prevented consummation of the tri parte settlement. Continued negotiations with the contract purchaser proved fruitless and the company pursued its legal remedies against the Landlord. The complaints as between the Landlord and the Company are presently being heard before the Connecticut Superior Court.


         (b)   Employment Contracts:

                 The Company in first quarter 2000 entered into three year employment agreements with its Chief Executive Officer, Anthony F. Cappaze ("Cappaze"), and with its Vice President/General Counsel, Anthony T. Colasanti ("Colasanti"). Cappaze's agreement provides for a base salary of $150,000, with Cappaze to receive 100,000 warrants for the purchase of 100,000 shares of common stock at a price of $1.00 per share to be exercisable on or before January 2003. Cappaze's contract further provides that upon the second and third anniversary date of the agreement, he will receive warrants for the purchase of 100,000 shares of stock at a purchase price $1.00 per share to be exercised on or before January 2007. Colasanti's agreement provides for a base salary of $120,000, with Colasanti to receive 50,000 warrants. Upon execution of the Contract said warrants to permit the purchase of 50,000 share at a price of $1.00 per share on or before January 2003. Colasanti's contract further provides that he was to receive 100,000 warrants for the purchase of 100,000 shares at a price of $1.00 per share on the second and third anniversary of the Contract.

                    In May 2001 the Board of Directors of the Company reviewed Colasanti and Cappaze's Employment Agreements and their job performance. The Board concluded, that as the result of efforts of Cappaze and Colasanti, the Company was achieving its growth objectives and had raised substantial capital and was poised to significantly expand service for calendar year 2001. The Board also found that both Cappaze and Colasanti often had foregone receipt of their base salary for up to two months at a time to afford the Company the opportunity to utilize its limited cash resources for operations and expansion. The Board also found that Cappaze and Colasanti personally guaranteed debts obligations of the Company totaling, approximately, $200,000. On the resolution of an independent Board member, with Cappaze and Colasanti abstaining, the Board agreed to enter into a new contract with both Cappaze and Colasanti. Said Contract is to run from July 1, 2001 for a four year period through June 30, 2005. All of the options and warrants provided under the previous contract were immediately vested to Cappaze and Colasanti, respectively, and the new contracts provide that on each anniversary date of the contract Cappaze and Colasanti were to receive a minimum of 150,000 cashless warrants. The new contract is to provide flexibility to both the Company and Cappaze and Colasanti, so as to minimize tax implication to Cappaze and Colasanti while at the same time minimizing charges to the Company's income statement. It further provides that effective July 1, 2001 Colasanti's base salary increases to $140,000.

                    The Company entered into an employment agreement John Ferreira ("Ferreira") on April 30, 2000. The Contract provided that Ferreira's base salary for the months of May 2000 through December 2001 would be $100,000 per annum, with an increase to $125,000 as of January 1, 2001.

                    NYFF Group has entered into an Employment Agreement with its President, John Koenig, which provides for a salary of $90,000 per annum, with the granting of options for the purchase of 10,000 shares on each anniversary date of the Contract.


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

                    On August 3, 2000, the Company received a notice from a subsidiary of The Connecticut Light & Power Co. (the "Landlord"), terminating its lease for the property that is the proposed site for the Company's Stamford, Connecticut ferry terminal. The Landlord based the termination of the lease on the failure of the Company to get certain necessary permits for its use of the site. The Company disputes the Landlord's right to terminate the lease. In November 1999 the Company concluded negotiations and executed a Lease for an approximate 4 acre waterfront parcel in Stamford, Connecticut. The parcel was to be used as the Company's Stamford ferry site and included approximately 450 onsite parking spaces. In August 2000 the dispute arose between the Company and the Landlord relating to the issuance of various governmental permits and approvals requires to operate a commuter ferry business from the site. Landlord took the position that the absence of the permits and approvals afforded the Landlord the opportunity to cancel the lease. Tenant argued that Landlord did not have the right to cancel the Lease and that the necessary permits and approvals would be forthcoming from the various governmental agencies.

                    The Company filed an action to reaffirm the lease and to regain use possession and occupancy of the premises. The Landlord filed an action for possession of the premises. In approximately January 2001 the dispute as between the Landlord and the Tenant was resolved and a new Lease was negotiated between the parties, which provided the company with a five year lease and three (3) five year options. In order for the Lease to take effect, however, both the Landlord and the Tenant needed the consent of Landlord's contract purchaser of the parcel. It appeared in approximately March 2001 that all of the parties had achieved settlement of this matter and that the Company would renew its permit application and commence commuter ferry operation immediately upon the issuance of the permits. Before the agreement could be reduced to writing a misunderstanding arose between the contract purchaser and the company, which prevented consummation of the tri parte settlement.

                    Continued negotiations with the contract purchaser proved fruitless and the company pursued its legal remedies against the Landlord. The complaints as between the Landlord and the Company are presently being heard before the Connecticut Superior Court.


NOTE 10 - SUBSEQUENT EVENTS.

                    In July 2001, three of the Company's convertible promissory note holders totaling $65,000 in principal agreed to extend the maturity date of the notes for an additional twelve months. In consideration of the note extensions, the note holders received a total of 1,625 shares of the Company's common stock.

                    In July, 2001, the Company paid in full two of its convertible promissory note holders and one promissory note holder totaling $75,000 of principal and releasing $15,000 of mortgage held on the Company's property at 52 Shrewsbury Avenue, Highlands, N.J.

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

Comparisons of the three and six months ended June 30, 2001 compared with the three and six months ended June 30, 2000 are as follows:

REVENUES - The Company's consolidated revenues from operations increased by
--------
5.93% to $1,017,643 for the three months ended June 30, 2001 compared to $960,646 for the three months ended June 30,2000. For the six months ended June 30, 2001, consolidated revenues increased by 12.57% to $1,849,548 compared to $1,642,971 for the comparable period in 2000. The overall increase net of decreases are explained as follows:

     PASSENGERS TICKET SALES - Passenger ticket revenues declined by 2.26% to $853,916 for the three months ended June 30, 2001 compared to $873,654 for the three months ended June 30,2000. Ridership increased for the same three-month period year on year by 11% or 7,193 passenger trips. The decrease in revenue while ridership increased is attributable to ticket sales price mix. In June 2001 the Company began offering 120-trip tickets, which carry a lower average daily price than other ticket options. Additionally, at the end of June 2000 the Company sold a large number of daily tickets, which carry a higher average trip price, due to Opsail 2000 in Manhattan.

For the six months ended June 30, 2001, earned passenger revenues increased by 12.57% to $1,849,548 compared to $1,642,971 for the comparable period in 2000. The year to year increase for the six-month period is attributable to a 15% increase in passenger ridership.

     GALLEY SALES - Galley sales decreased by 5.58% to $55,650 for the three months ended June 30, 2001 compared to $58,938 for the three months ended June 30,2000. For the six months ended June 30, 2001, galley sales decreased by 7.33% to $93,725 compared to $101,136 for the comparable period in 2000. The decrease in sales is attributable to the inability of the Company to offer alcoholic beverages on the boats during most of the current six-month period due to an issue with the liquor transit license authority which was favorably resolved in the second quarter of 2001.

CHARTER SALES - Charter sales increased by 285.25% to $108,077 for the three months ended June 30, 2001 compared to $28,054 for the three months ended June 30,2000. For the six months ended June 30, 2001, charter sales increased by 304.14% to $113,378 compared to $28,054 for the comparable period in 2000. The increase is the result of the strategic effort by the Company to increase charter sales in 2001. The Company continues to aggressively expand this line of its business model.

COST OF SERVICES - Cost of services decreased by .74% to $664,552 for the three
----------------
months ended June 30, 2001 compared to $669,540 for the three months ended June 30,2000. For the six months ended June 30, 2001, cost of services increased by 15.46% to $1,474,976 compared to $1,277,436 for the comparable period in 2000. The overall changes are detailed follows:

     SALARY and RELATED BENEFITS - Salary and related benefits increased by 31.98% to $215,749 for the three months ended June 30, 2001 compared to $163,466 for the same period ended June 30,2000. For the six months ended June 30, 2001, salary and related benefits increased by 32.49% to $404,637 compared to $305,406 for the comparable period in 2000. During this period in 2001, the Company began operating a full schedule from its second site in Highlands, NJ and increased its charter trips. This increase in regular and charter services necessitated overtime and the addition of more crew members required to operate the ferries. Further, certain salary increases were granted in this period.

     FUEL and OIL RELATED COSTS - Fuel and oil related costs increased by 12.44% to $170,270 for the three months ended June 30, 2001 compared to $151,433 for the three months ended June 30,2000. For the six months ended June 30, 2001, fuel and oil related costs increased by 15.79% to $338,540 compared to $292,371 for the comparable period in 2000. The increase is attributable to an increase in the cost of fuel, and increase in charter activities.

     BOAT MAINTENANCE and RELATED SUPPLIES - Boat maintenance and related supply costs decreased 28.08% to $69,217 for the three months ended June 30, 2001 as compared to $96,244 for the same period in 2000. For the six months ended June 30, 2001, boat maintenance and related supply costs increased by 20.50% to $295,575 compared to $245,288 for the comparable period in 2000. The year to year increase in cost in 2001 for the six-month period being reported is attributable primarily to the maintenance costs incurred in connection with the steering control system of one of the vessels prior to the replacement of that system.

     DOCKING and PARKING RELATED FEES - Docking and parking related fees decreased by 6.13% to $130,500 for the three months ended June 30, 2001 compared to $139,016 for the three months ended June 30, 2000. For the six months ended June 30, 2001, docking related fees increased by 4.91% to $250,921 compared to $239,169 for the comparable period in 2000. The decrease in docking and parking related fees, in the second quarter of 2001 was the result of switching passengers to a second location (Clam Hut) in Highlands, New Jersey. This new location has a lower fixed parking cost than the Company's original Oyster location.

The costs at the original Oyster location are based on the number of passengers which has a higher parking fee calculation charged by the owner of the parking facility in Highlands, New Jersey. The overall year to date increase is the result of more passengers carried in 2001 over the prior year.

     INSURANCE - Insurance related costs decreased by 46.32% to $32,269 for the three months ended June 30, 2001 compared to $60,114 for the three months ended June 30,2000. For the six months ended June 30, 2001, insurance related costs decreased by 35.19% to $62,414 compared to $96,297 for the comparable period in 2000. The decrease in insurance related costs is primarily the result of an overall review of all insurance coverages in late 2000 resulting in a decrease in business insurance premiums.

     GALLEY COST of GOODS SOLD - The galley cost of goods sold increased by .74% to $39,520 for the three months ended June 30, 2001 compared to $39,230 for the three months ended June 30,2000. For the six months ended June 30, 2001, galley cost of goods decreased by 1.25% to $65,762 compared to $66,597 for the comparable period in 2000.

     OTHER DIRECT OPERATING COSTS - Other direct operating costs increased by 18.16% to $18,159 for the three months ended June 30, 2001 compared to $15,368 for the three months ended June 30,2000. For the six months ended June 30, 2001, other direct operating costs increased by 17.62% to $32,508 compared to $27,639for the comparable period in 2000. The increase is attributable to an increase in the credit card fees associated with an increase in passengers paying their tickets by credit cards.

     FERRY DEPRECIATION - Depreciation relating to the Company's ferries
     ------------------
     decreased by 0.48% to $228,304 for the three months ended June 30, 2001 compared to $229,416 for the three months ended June 30,2000. For the six months ended June 30, 2001, depreciation decreased by 0.90% to $454,691 compared to $458,832 for the comparable period in 2000.


SELLING, GENERAL and ADMINISTRATIVE EXPENSES - The consolidated  selling,
--------------------------------------------
general and administrative expenses decreased by 30.8% to $310,477 for the three months ended June 30, 2001 compared to $448,943 for the three months ended June 30,2000. For the six months ended June 30, 2001, selling, general and administrative expenses increased by 2.06% to $724,977 compared to $710,342 for the comparable period in 2000. The overall changes are detailed as follows:

     FERRY ADMINISTRATION, SALARY and RELATED BENEFITS - Salary and related benefits for the Ferry Administration decreased by 0.28% to $79,613 for the three months ended June 30, 2001 compared to $79,840 for the three months ended June 30,2000. For the six months ended June 30, 2001, Salary and related benefits for the Ferry Administration decreased by 7.28% to $143,345 compared to $154,595 for the comparable period in 2000. The overall year to date decrease is attributable to realignment of administrative staffing levels resulting in an overall salary decrease.

     CORPORATE ADMINISTRATION, SALARY and RELATED BENEFITS - Salary and related benefits for the Corporate Administration increased by 10.79% to $125,910 for the three months ended June 30, 2001 compared to $113,651 for the three months ended June 30,2000. For the six months ended June 30, 2001, Salary and related benefits for the Corporate Administration increased by 51.55% to $276,375 compared to $182,367 for the comparable period in 2000. The overall increase was the result of new head count additions to the corporate structure. These would include the VP and Secretary positions, the Chief Financial Officer, and an administrative assistant.

     PROFESSIONAL SERVICES - Professional services, which include legal, accounting and consulting services, decreased by 85.10% to $19,096 for the three months ended June 30, 2001 compared to $128,179 for the three months ended June 30, 2000. For the six months ended June 30, 2001, professional services decreased by 13.09% to $122,377 compared to $140,802 for the comparable period in 2000. The decrease is related to the costs incurred in 2000 associated with the completion of all of the Company's required SEC filings and amendments, including the Company's 10SB, Forms 10-KSB, and Forms 10-QSB required for the years 1998-2000. In March 2001 the Company made application with the NASD and was returned to listing and trading on the OTCBB.

     TRAVEL and RELATED AUTOMOBILE EXPENSES - Travel and related automobile expenses increased by 19.29% to $19,097 for the three months ended June 30, 2001 compared to $16,009 for the three months ended June 30, 2000. For the six months ended June 30, 2001, travel and related automobile increased by 52.86% to $39,557 compared to $25,878 for the comparable period in 2000. The increase is the result of additional travel being incurred as the Company continues to expand beyond the current New Jersey locations. Moreover, the Company has incurred travel costs in its efforts to locate and evaluate potential ferry boat acquisitions along with the costs associated with exploring new financing and capital sources.

     GENERAL CORPORATE INSURANCE - General Corporate Insurance increased by 527.81% to $9,888 for the three months ended June 30, 2001 compared to $1,545 for the three months ended June 30, 2000. For the six months ended June 30, 2001, General Corporate Insurance increased by 505.86% to $18,721 compared to $3,090 for the comparable period in 2000.

     The increase is the result of adding directors' and officers' insurance in September of 2000.

     OFFICE FACILITY RELATED EXPENSES- Office facility related expenses includes rent, utilities, maintenance and general office expenditures for the Company's corporate office in West Caldwell, New Jersey and the NYFF marina office in Highlands, New Jersey. These office facility related expenses decreased by 25.24% to $45,202 for the three months ended June 30, 2001 compared to $60,464 for the three months ended June 30, 2000. For the six months ended June 30, 2001, office facility related expenses increased by 15.87% to $95,230 compared to $82,189 for the comparable period in 2000. The overall increase is attributable to the Company's expenses incurred in updating its marketing publications due to the expected expansion of the Company's routes.

   OTHER DEPRECIATION EXPENSE - Other depreciation expense decreased by 10.00% to $2,407 for the three months ended June 30, 2001 compared to $2,674 for the three months ended June 30,2000. For the six months ended June 30, 2001, Depreciation expense increased by 97.89% to $6,386 compared to $3,227 for the comparable period in 2000.


   CORPORATE EXPENSE - OTHER - Other Corporate related expenses decreased by
   -------------------------
80.11% to $9,264 for the three months ended June 30, 2001 compared to $46,581 for the three months ended June 30,2000. For the six months ended June 30, 2001, Other Corporate related expenses decreased by 80.55% to $22,986 compared to $118,194 for the comparable period in 2000.

   The decrease is related to the costs incurred in 2000 associated with the completion of all of the Company's required SEC filings and amendments, including the Company's 10SB, Forms 10-KSB, and Forms 10-QSB required for the years 1998-2000. In March 2001 the Company made application with the NASD and was returned to listing and trading on the OTCBB.

MARKETING EXPENSES - Marketing expenses increased by 18.66% to $20,467 for the
------------------
three months ended June 30, 2001 compared to $17,249 for the three months ended June 30,2000. For the six months ended June 30, 2001, marketing expenses decreased by 40.85% to $24,801 compared to $41,926 for the comparable period in 2000.

   The decrease is related to better utilization of marketing dollars resulting in lower costs.

NEW SITE DEVELOPMENT COSTS - The consolidated company's new site development
--------------------------
costs increased by 420.58% to $130,141 for the three months ended June 30, 2001 compared to $24,999 for the three months ended June 30,2000. For the six months ended June 30, 2001, new site development costs increased by 705.46% to $268,475 compared to $33,332 for the comparable period in 2000. The increase is attributable to the legal and engineering fees associated with developing the Stamford, Conn. and Perth Amboy, N.J. sites.

GOODWILL AMORTIZATION - In each of the quarters ended June 30, 2001 and 2000,
---------------------
the Company recorded amortization of goodwill expense of $20,236, which was related to its acquisition of NYFF.

INTEREST EXPENSE - Interest expense primarily relates to funding obtained to
----------------
meet the current obligations of the NYFF, including the mortgages on the vessels and debt financing of the Company's current operations and new business development.

Interest expense increased by 515.40% to $2,430,098 for the three months ended June 30, 2001 compared to $394,882 for the three months ended June 30,2000. For the six months ended June 30, 2001, Interest expense increased by 429.89% to $3,857,661 compared to $728,008 for the comparable period in 2000. The increase primarily relates to new bridge financing entered into during later half of 2000 and the first six months 2001.

Liquidity and Capital Resources.
--------------------------------

     Since inception, the Company has funded its operations primarily through cash generated from private placements of debt and equity securities and institutional financing. In October 1998, the Company acquired 80% of the stock of NY Fast Ferry and commenced operating fast ferry service from Highlands, New Jersey. As part of the transaction, the Company guaranteed payment and satisfaction of NY Fast Ferry's outstanding liabilities, which included mortgages on its two ferry vessels and a line of credit. In July 2000, the Company entered into an oral agreement with the holders of the remaining 20% of issued and outstanding shares of Fast Ferry Holding Corporation for the purchase by the Company of the remaining NY Fast Ferry shares for a combination of $28,753 in cash and 102,271 restricted common shares of the Company. Management executed a written stock purchase agreement and paid one of the minority share holders for his three percent share. The Company expects to pay the remaining minority shareholders in the third quarter of 2001, if and when the other shareholders sign the agreement. The NY Fast Ferry operation generates sufficient cash flow to cover its direct operating costs. However, the NY Fast Ferry operation does not yet generate enough cash to make principal and interest payments for both boat mortgages, carry its other debt, to fund the capital improvements and capital expenditures necessary for the Company to expand its operations and to implement its strategic business objectives.

     On March 11, 2000, the Company received proceeds of two convertible promissory notes aggregating $1,000,000. The Company issued a $110,000 senior convertible promissory note to a third investment fund as a finder's fee. The notes, which bear interest at 10% per annum payable quarterly, were originally payable nine months from issuance. On December 10, 2000, at the request of the Company, the above note holders agreed to modify the notes so that the due date would be extended from December 11, 2000 to June 30, 2001. On June 30, 2001, at the request of the Company, the above note holders agreed to further modify the Notes so that the due date will be extended from June 30, 2001 to October 31, 2001. To obtain the notes, the Company issued to each note holder 125,000 shares of restricted common stock with a fair value at date of issuance of $125,000. Additionally, the note holders received, per the terms of the note modification, 1,000,000 shares of the Company's restricted common stock, with a fair market value at date of issuance of $1,450,000. Further shares are issuable in the event of a default. Further, the Company agreed to reduce the conversion price from $1.50 per share to $1.00 per share, the fair value of the Company's stock upon the initial modification. Upon the second modification, the Company agreed to reduce the conversion price from $1.00 per share to $0.75 per share. The fair value of the shares will be charged to operations as additional interest over the life of the loans.

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

     As of June 30, 2001, two outstanding notes payable and preferred ship mortgages held by debis Financial Services, Inc. ("Debis"), one on the ferry M/V Finest and one on the ferry M/V Bravest, were $4,881,962 and $4,845,794, respectively, which bear interest at 9.25% per annum. Both ship mortgages each require monthly payments of principal and interest in the amount of $56,719 through September 10, 2005, with final payments of $3,626,691 and $3,572,971, respectively, due on October 10, 2005. As of this filing the Company is current with its preferred ship mortgages.

     The line of credit held by Debis and assumed by the Company had an outstanding balance at December 31, 2000 of $934,000 with the same financial institution that holds the preferred ship mortgages. The line of credit, secured by the M/V Finest and the M/V Bravest, required monthly payments of $15,000 through April 10, 2000, plus principal payments of $45,000 in January 1999, $920,410 on May 1, 1999 and October 1, 1999, a payment of $343,333 on
March 1, 2000, and originally required a final payment of $934,000 on December 10, 2000. The Company and Debis negotiated to restructure the payment of the debt, so that the remaining principal balance on the line of credit would be paid through eight quarterly principal payments, plus accrued interest. In consideration of negotiation of the restructuring of the debt payment, Debis received a restructure fee from the Company of $50,000. The Company was unable to make the first of such payments in the first quarter of 2001, and is now negotiating with Debis to extend the first payment to September 30, 2001. If the Company is successful in these negotiations, quarterly principal and interest payments will be equal. The note carries no interest, but has been discounted to a net present value using a discount rate of 9.25% per annum. These two preferred ship mortgages and the line of credit are further secured by cross collateralization agreements, assignment of personal property, a pledge of a potential receivable arising out of a lawsuit against the City of New York, and a Company guarantee. Moreover, the financial institution was granted warrants to purchase 200,000 shares of Company stock at $2.60 per share exercisable through March 16, 2004.

     During June 2000 the Company received proceeds from eight 10.5% convertible promissory notes, (six for $20,000, one for $10,000 and one for $5,000), totaling $135,000. During June 2001, seven of the above convertible promissory noteholders, (five for $20,000, one for $10,000 and one for $5,000) totaling $115,000 agreed to extend the maturity date of the note for twelve months. One noteholder totaling $20,000 was paid in full. Each convertible promissory note carries a simple interest rate of 10.5%, interest only is payable quarterly, and matures June, 2002, which is the extended maturity date.

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

In July 2000, the Company received a total of $1,000,000 in proceeds from senior convertible promissory notes from four lenders, originally due January 14, 2001 with interest payable quarterly at 10% per annum, and paid a finder's fee by issuance of an $88,000 note. One of these lenders exchanged a $200,000 note for its $200,000 mortgage note receivable. On December 10, 2000, at the request of the Company, the above note holders agreed to modify the notes so that the due date would be extended from January 14, 2001 to June 30, 2001. On June 30, 2001, at the request of the Company, the above note holders agreed to further modify the notes so that the due date will be extended from June 30, 2001 to October 31, 2001. To obtain the first note modification, the Company issued a total of 272,000 shares of restricted common stock with a fair value at date of issuance of $544,000. Additionally, the note holders received, per the terms of the second note modification, 625,000 shares of the Company's restricted common stock, with a fair market value at date of issuance of $931,250. Further shares are issuable in the event of a default. Further, the Company agreed to reduce the conversion price from $1.50 per share to $1.00 per share the then fair market value of the Company's common stock, upon the initial modification. Upon the second modification, the Company agreed to reduce the conversion price from $1.00 per share to $0.75 per share. The variance between the fair market value of the shares at June 30, 2001 over the new conversion price will be amortized over the term of the extension. The fair value of the shares issued will be charged to operations as additional interest over the life of the loans. Each lender has the right at its sole and exclusive option to convert the outstanding indebtedness under the notes to common stock of the Company at any time prior to the Company making payment and should such conversion rights be exercised, the Company shall issue common stock to the lender at the rate of one share for each $1.00 of indebtedness then due and owing. The loans may be prepaid at any time, but must be repaid out of the proceeds of any financing in excess of $2,000,000.

     In June 1999, the Company obtained financing in the net amount of $300,000 from a then unrelated third party that was secured by a second mortgage on the property of the Shrewsbury River, subject to a real estate tax lien, and by a personal guarantee of a major shareholder. The note carried an annual interest rate of 18% and was payable in monthly installments of $10,000 per month, applied first to interest, from July 10, 1999 through December 10, 1999. During 2000 the company paid principal of $161,641 and interest of $16,982 leaving a principal balance of $28,575 at December 31, 2000. During 2001 the company paid principal of $20,000 and interest of $2,116 leaving a principal balance of $8,566 at June 30, 2001. The parties have extended the due date to September 30, 2001.

     In October, 2000 the Company received a total of $500,000 in proceeds from senior convertible promissory notes from two lenders, originally due January 30, 2001 with interest payable quarterly at 10% per annum, and issued a $55,000 note as a finder's fee. On December 10, 2000, at the request of the Company, the above note holders agreed to modify the Notes so that the due date will be extended from January 30, 2001 to June 30, 2001. On June 30, 2001, at the request of the Company, the above note holders agreed to further modify the Notes so that the due date would be extended from June 30, 2001 to October 31, 2001. The Company issued a total of 138,750 shares of its common stock to the note holders at the date of issuance. Additionally, the Company issued a total of 250,000 shares of its common stock to the note holders at the date of initial modification and a total of 250,000 shares at the date of secondary modification. These shares of stock are restricted securities. The fair value of the common shares on the dates of issuance aggregated $898,438 and will be charged to operations as additional interest over the life of the notes. The Company agreed to reduce the conversion price from $1.50 per share to $1.00 per share upon the first modification and to $0.75 per share upon the second modification. Each lender has the right at its sole and exclusive option to convert the outstanding indebtedness under the notes to common stock of the Company at any time prior to the Company making payment and should such conversion rights to exercised, the Company shall issue common stock to the lender at the rate of one share for each $1.00 of indebtedness then due and owing. The loans may be prepaid at any time, but must be repaid out of the proceeds of any financing in excess of $2,000,000.

     During the months of January through June 30, 2001, the Company received proceeds from four senior convertible notes aggregating $1,300,000. These loans bear interest at 10% per annum payable quarterly, are payable four months from issuance. To obtain the loans, the Company issued to the loan holders 725,000 shares of restricted common stock of the Company. The fair value of the shares at issuance aggregating $1,095,250 will be charged to operations as additional interest over the life of the notes. As part of arranging for two of these loans, the Company employed the services of two financial consultants, who received a total of $97,500 as payment for this service. The four senior convertible notes may be repaid anytime within three months of issuance. However, the loans must be repaid out of the proceeds of a financing greater than $3,000,000. Initially, the notes are convertible into the Company's common stock at $1.50 per share.

     During the months January through June 30, 2001 the Company received proceeds from seven convertible promissory notes, (four for $5,000, two for $20,000, one for $25,000), totaling $85,000. Each convertible promissory note carries a simple interest rate of 10.5%. Interest only is payable quarterly, and the notes mature one-year from date of issuance. In addition, the convertible promissory note holders were issued 5,000 shares of the company's common stock. These shares of stock are restricted securities. The fair market value of the common shares on the dates of issuance aggregated $6,390 and will be charged to operations as additional interest over the life of the notes.

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

     Also during the months January through June 30, 2001, four of the convertible promissory note holders elected to exercise the conversion rights of $80,000 of indebtedness into 100,000 shares of the Company's common stock, which contains a Rule 144 restriction.

     In the six months ended June 30, 2001, the Company raised proceeds of $219,500 through the private placement of 229,295 shares of restricted common stock to accredited investors. The Company issued 6,600 common shares to its Secretary in satisfaction of unpaid compensation of $6,667 in May 2001.

     The Company, as of June 30, 2001, had a working capital deficiency of $5,211,539. Furthermore, in the planned development of its commercial operations, the Company's losses are expected to continue as the Company divests its non-core assets and until it increases its ferry service when each of its sites become fully operational. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to continue to obtain adequate financing and/or to successfully expand its ferry operations. Furthermore, capital expenditures to acquire additional fast ferry vessels and improve and expand its landside ferry facilities will require significant funding.

     The Company has been successful to date in its efforts to raise funds and believes that proceeds from interim financing from convertible promissory notes sold during fiscal 2000 and the six months ended June 2001, together with available funds and cash flows expected to be generated by operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. During the first six months of 2001, $1,385,000 was raised from the sale of convertible promissory notes. Furthermore, the Company has negotiated more favorable terms with certain creditors, and is negotiating more favorable payment terms with other creditors, whose liabilities presently require significant principal payments in the next twelve months. In the event the Company's plans change, its assumptions change or prove to be inaccurate, or if the proceeds of the interim financing or cash flows prove to be insufficient to fund operations, the Company may find it necessary or desirable to reallocate funds within the above described business strategies, seek additional financing or curtail its activities. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all, or that the Company will be able to negotiate more favorable payment terms with its existing creditors. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to meet its current obligations, take advantage of unanticipated opportunities, develop new services or otherwise respond to unanticipated competitive pressures. Such inability could have a material adverse effect on the Company's business, financial condition and results of operations.

Subsequent Events
-----------------

     In July, 2001, three of the Company's convertible promissory note holders totaling $65,000 in principal agreed to extend the maturity date of the notes for an additional twelve months. In consideration of the note extensions, the note holders received a total of 1,625 shares of the Company's common stock.

     In July, 2001, the Company paid in full two of its convertible promissory notes.

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

                          PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES
        ---------------------

(a)  Not Applicable
(b)  Not Applicable.

(c)  Unregistered Equity Securities of the Companies Sold During the Quarter
     -----------------------------------------------------------------------

     In April and June of 2001, the Company issued 1,125 shares, having a fair market value on the date of issuance of $1,606 to the following purchasers of the Company's 10.5% convertible promissory notes. Interest only is payable quarterly and the notes mature one year from the date of issuance. The notes are convertible into shares of the Company's common stock at the rate of one share for each $2.00 of indebtedness due and owing. The sales were conducted in reliance on Section 4(2) of the Act and Rule 506 and were made only to accredited investors.

                                             Principal Amount
          Purchasers                              of Note         No. of Shares

          Lynn & Raymond Flower                  $  5,000              125
          Lawrence & Diane Carcaterra            $ 20,000            1,000
                                                 --------            -----
                                                 $ 25,000            1,125
                                                 ========            =====

          In April and June of 2001, the Company issued 550,000 shares having a fair market value of $837,500 to the following purchasers of the Company's senior convertible notes. These notes bear interest at 10% per annum, payable quarterly and may be repaid anytime within three months of issuance. However, the loans must be repaid out of the financing greater than $3,000,000. The notes are convertible into the Company's common stock at $1.50 per share. The sales were conducted in reliance on Section 4(2) of the Act and Rule 506 and were made only to accredited investors.

                                             Principal Amount
          Purchasers                              of Note         No. of Shares
          Lancer Offshore                         $275,000           150,000
          Lancer Offshore                         $700,000           400,000
                                                  --------           -------
                                                  $975,000           550,000
                                                  ========           =======

     During April, May and June of 2001, the Company sold 72,795 shares of common stock having a fair market value of $60,000 to the following accredited investors. Each investor was also issued a warrant to acquire the same number of shares at $1.50 per share until 2004. The sales and issuances were conducted in reliance on Section 4(2) of the Act and Rule 506.


                                                    Number of    Price Per
               Purchasers                            Shares        Share
               ----------                            ------        -----
               Paul E. Bushnell                      23,530         $.85
               Paul E. Bushnell                      11,765          .85
               Paul E. Bushnell                      37,500          .80
                                                     ------         ----
                                                     72,795
                                                     ======         ====

   During the second quarter of 2001, three financial consultants were issued 150,000 shares of common stock having a fair value on the date of issuance of $239,500 for services rendered. These securities were issued in reliance on
   Section 4(2) of the Act.

   Also during the second quarter of 2001, the Company issued 7,500 shares having a fair market value of $7,875 to the following purchaser of the Company's $150,000 promissory notes, secured by the Company's marina property at 52 Shrewsbury Ave, Highlands, NJ. This note bears interest at 14% per annum, payable upon maturity date of May 19, 2001, extended to August 19, 2001. These securities were issued in reliance on Rule 506 and Section 4(2) of the Act.

                                           Number of          Price per
            Purchasers                      Shares              Share
            ----------                      ------              -----

           Trebor Sales                      7,500              $1.05


   During the second quarter of 2001, the Company issued 6,205 shares of stock having a fair market value of $5,956 to the following convertible promissory note holder. These shares should have been issued at the dates of convertible promissory notes in the fourth quarter of 2000. These securities were issued in reliance on Rule 506 and Section 4(2) of the Act.

        Convertible Promissory             Number of
             Note Holders                   Shares
        ----------------------              ------

        Dorothy Bushnell                     2,205
        Dorothy Bushnell                     4,000

   During the second quarter of 2001, the Company issued 10,375 shares having a fair market value of $13,834 to the following convertible promissory note holders in consideration of a twelve- month extension of the maturity date and one note holder in consideration of a maturity date extension to July 15th, 2001. These securities were issued in reliance on Rule 506 and Section 4(2) of the Act. The balance of the note was paid in full on July 15th, 2001.

        Convertible Promissory             Number of
             Note Holders                   Shares
        ----------------------              ------

        Arthur Klowden                         125
        Herbert and Lois Rake                  500
        Robert Powless                         500
        Lawrence & Diane Carcaterra            500
        Herman Vaden                           500
        Lowell R. Kupfer                       250
        Loren & Judith Hanson                  500
                                             -----
                                             2,875

                                           Number of
        Note Holder                         Shares
        -----------                         ------

        Ashley-North                         5,000
        Ashley-North                         2,500
                                             -----
                                             7,500

   During the second quarter of 2001, the Company issued 1,426,500 shares of common stock having a fair market value of $2,353,725 to the following senior convertible promissory note holders in consideration of a four-month extension of the maturity dates. The fair market value is being amortized over the life of the extension, 4 months. These securities were issued in reliance on Rule 506 and Section 4(2) of the Act.

          Senior Convertible                Number of       Price per
        Promissory Note Holder               Shares           Share
        ----------------------               ------           -----

         Lancer OffShore, Inc.               475,000          $1.65
         The Viator Fund LTD.                250,000           1.65
         Lancer Partners, LP                 275,000           1.65
         Capital Research LTD                176,500           1.65
         Joseph Giamanco                     150,000           1.65
         James Kelly                          50,000           1.65
         Joseph Roselle                       50,000           1.65
                                           ---------
                                           1,426,500

   During the second quarter of 2001, the Company issued 100,000 shares of common stock having a fair market value of $80,000 to the following convertible promissory note holders who elected to exercise the conversion rites. These securities were issued in reliance on Rule 506 and Section 4(2) of the Act.

             Convertible                   Number of        Price per
        Promissory Note Holder               Shares           Share
        ----------------------               ------           -----

         Dorothy Bushnell                    25,000            $.80
         Dorothy Bushnell                    50,000            $.80
         Dorothy Bushnell                    12,500            $.80
         Dorothy Bushnell                    12,500            $.80
                                            -------
                                            100,000

   In the second quarter of 2001, the Company issued 16,363 shares of common stock to complete the purchase of 1/3 of the remaining 20% of the company's subsidiary, New York Fast Ferry, held by Jack Davis. The fair market value of the shares is $20,454. These securities were issued in reliance on Section 4(2) of the Act.

   In the second quarter of 2001, the Company issued 6,600 shares of common stock to the Company's Vice President, Anthony Colasanti, in consideration of deferred salary. The fair market value of the shares is $6,667. These securities were issued in reliance on Section 4(2) of the Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------


3.1a      Certificate of Incorporation, as amended. (1)

3.1b      Certificate of Amendment effective September 19, 2000. (1)

3.2       Bylaws. (1)

-----------
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended.

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



                                     LIGHTHOUSE FAST FERRY, INC.




Date: August 14, 2001            By:    /s/ Anthony Colasanti
                                     ---------------------------------
                                         Anthony Colasanti, Vice
                                         President, Secretary and
                                         Director