Form 10QSB
period 2001-09-30
LIGHTHOUSE FAST FERRY INC
filed 2001-11-19
CIK 1022360

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  FORM 10-QSB

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2001
          OR
     (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to ___________.

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

The number of shares outstanding of the issuer's classes of common equity, as of October 31, 2001 is 13,283,977 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):
YES         NO  X
    -----      ----

                  LIGHTHOUSE LANDINGS, INC. AND SUBSIDIARIES

                              September 30, 2001
                                  (Unaudited)


                                   I N D E X



                                                                             Page No.
                                                                             --------
Part I  - Financial Statements:

Item 1.   Financial Statements:
          Consolidated Balance Sheets
          At September 30, 2001 and December 31, 2000.........................   3

          Consolidated Statements of Operations
          For the Nine Months Ended September 30, 2001 and 2000...............   4

          Consolidated Statement of Changes in
          Stockholders' Capital Deficiency
          For the Nine Months Ended September 30, 2001........................   5

          Statements of Cash Flows
          For the Nine Months Ended September 30, 2001 and 2000...............  6-7

          Notes to Consolidated Condensed Financial
                Statements....................................................  8-26

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..............  27-38

Part II  - Other Information:

          Item 2.  Changes in Securities......................................  39-41

          Item 6.  Exhibits and Reports on Form 8-K...........................   42

          Signatures..........................................................   43

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)



                                    ASSETS
                                    ------

                                                                               September 30,         December 31,
                                                                                   2001                  2000
                                                                                   -----                 ----
Current assets:
  Cash                                                                         $      1,491          $     66,578
  Inventories                                                                       120,223                59,306
  Net assets of discontinued operations                                             562,491               424,763
  Prepaid expenses and other current assets                                         118,375             1,706,351
                                                                               ------------          ------------
        Total current assets                                                        802,580             2,256,998

Property and equipment - at cost,
  less accumulated depreciation                                                  10,828,921            11,389,049

Goodwill net of accumulated amortization
  of $222,656 and $182,184, respectively                                            995,878             1,031,990

Other assets                                                                        301,856               304,404
                                                                               ------------          ------------

                                                                               $ 12,929,235          $ 14,982,441
                                                                               ============          ============

                                   LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
                                   ------------------------------------------------

Current liabilities:
  Convertible promissory notes                                                 $  4,918,000          $  3,503,000
  Current maturities of long-term debt                                            1,536,452             1,597,510
  Notes payable - short term                                                         35,200
  Notes payable - stockholders                                                      267,255                85,755
  Accounts payable and accrued expenses                                           2,134,621             1,107,540
  Deferred revenues                                                                 117,607                86,618
  Due to officers                                                                   252,271               200,884
                                                                               ------------          ------------
        Total current liabilities                                                 9,261,406             6,581,307

Long-term debt - net of current maturities                                        9,073,754             9,452,295
                                                                               ------------          ------------
        Total liabilities                                                        18,335,160            16,033,602
                                                                               ------------          ------------

Stockholders' capital deficiency:
  Preferred stock - $.01 par value
    Authorized and unissued 10,000,000 shares
  Common stock - $.01 par value
    Authorized - 40,000,000 shares
    Issued and outstanding - 11,064,227 shares
      at September 30, 2001 and 8,185,087 at
      December 31, 2000                                                             110,642                81,851
  Additional paid-in capital                                                     13,105,244             8,891,266
  Additional paid-in capital - stock options                                        137,500               137,500
  Accumulated deficit                                                           (18,759,311)          (10,161,778)
                                                                               -------------         ------------
        Total stockholders' capital deficiency                                   (5,405,925)           (1,051,161)
                                                                               ------------          ------------

                                                                               $ 12,929,235          $ 14,982,441
                                                                               ============          ============

         See  accompanying notes to consolidated financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                                     For the Three                          For the Nine
                                                                     Months Ended                           Months Ended
                                                                     September 30                           September 30
                                                                     ------------                           ------------
                                                             2001                   2000                 2001            2000
                                                          -----------            -----------         -----------    -------------

Revenues                                                   $1,116,829             $1,316,469          $2,966,377       $2,959,440
                                                          -----------            -----------         -----------     ------------

Costs of service:
  Ferry operations                                            840,498                824,837           2,251,605        2,127,745
  Depreciation                                                234,396                215,511             726,031          689,843
                                                          -----------            -----------         -----------     ------------
Total costs of service                                      1,074,894              1,040,348           2,977,636        2,817,588
                                                          -----------            -----------         -----------     ------------

                                                               41,935                276,121            ( 11,259)         141,852
                                                          -----------            -----------         -----------     ------------

Operating expenses:
  Selling, general & administrative                           469,660                420,412           1,198,505        1,089,782
  Marketing                                                     9,031                 18,682              33,832           60,608
  New site development costs                                  200,991                 18,070             469,467           51,402
  Amortization of goodwill                                     20,236                 20,236              60,708           60,708
                                                          -----------            -----------         -----------     ------------
Total operating expenses                                      699,918                477,400           1,762,512        1,262,500
                                                          -----------            -----------         -----------     ------------

Loss from operations                                       ( 657,983)              ( 201,279)        ( 1,773,771)     ( 1,120,648)

Other expenses:
  Interest and amortization
    of financing costs                                      2,928,566                753,934           6,823,762        1,481,942
                                                          -----------            -----------         -----------     ------------

Loss from continuing operations                           ( 3,586,549)             ( 955,213)        ( 8,597,533)     ( 2,602,590)

Loss on discontinued operations                                     -                      -                   -        ( 235,284)
                                                          -----------            -----------         -----------     ------------

Net Loss                                                  ($3,586,549)            ($ 955,213)        ($8,597,533)     ($2,837,874)
                                                          ===========            ===========         ===========     ============

Per share data:
 Basic and diluted:
 Loss from continuing operations                               ($0.33)                ($0.15)             ($0.92)          ($0.43)
 Loss from discontinuing operations                                 -                      -                   -           ( 0.04)
                                                          -----------            -----------         -----------     -------------
    Net loss                                                   ($0.33)                ($0.15)             ($0.92)          ($0.47)
                                                          ===========            ===========         ===========     ============

Weight average number of shares outstanding:
  Basic and diluted                                        10,928,744              6,493,008           9,332,291        6,016,263
                                                          ===========            ===========         ===========     ============

         See  accompanying notes to consolidated financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (Unaudited)

                                                            Common Stock                  Additional           Additional
                                                   ------------------------------           Paid-In         Paid-In Capital
                                                       Number            Amount             Capital          Stock Options
                                                   --------------      ----------        ------------     -----------------
Balance at January 1,  2001                             8,185,087        $ 81,851         $ 8,891,266           $137,500
Increase of shares for cash                               254,295           2,543             239,957                  -
Satisfaction of Liabilities to Officer                     10,602             106              11,561                  -
Shares issued and issuable for
  interest and financing                                2,392,880          23,928           3,761,120                  -
Shares issued for portion of minority interest of
  majority owned subsidiary                                16,363             164              20,290                  -
Shares issued for consulting services                      30,000             300              42,800                  -
Conversion of Notes Payable to
   common stock                                           175,000           1,750             138,250                  -
Net loss for the nine months
  ended September 30, 2001                                      -               -                   -                  -
                                                   --------------      ----------        ------------       ------------

Balance at September 30, 2001                          11,064,227        $110,642         $13,105,244           $137,500
                                                   ==============      ==========        ============       ============

                                                                              Total
                                                                           Stockholders'
                                                                              Equity
                                                        (Accumulated         (Capital
                                                          Deficit)          Deficiency)
                                                      ---------------   ---------------
Balance at January 1,  2001                            ($10,161,778)       ($1,051,161)
Increase of shares for cash                                       -            242,500
Satisfaction of Liabilities to Officer                            -             11,667
Shares issued and issuable for
  interest and financing                                          -          3,785,048
Shares issued for portion of minority interest of
  majority owned subsidiary                                       -             20,454
Shares issued for consulting services                             -             43,100
Conversion of Notes Payable to
   common stock                                                   -            140,000
Net loss for the nine months
  ended September 30, 2001                               (8,597,533)        (8,597,533)
                                                      -------------        -----------

Balance at September 30, 2001                          ($18,759,311)       ($5,405,925)
                                                      =============        ===========

         See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE FAST FERRY, INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                     For the Nine
                                                                                                     Months Ended
                                                                                                     September 30,
                                                                                           ---------------------------------
                                                                                               2001                 2000
                                                                                           -------------      --------------
Cash flows from operating activities:
  Net loss continuing operations                                                             ($8,597,533)        ($2,602,590)
  Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation                                                                                 735,420             693,547
    Amortization of goodwill                                                                      60,708              60,708
    Amortization of deferred finance costs                                                     5,535,937             506,064
    Stock issued for service and interest                                                         76,775              50,000
    Deferred revenues                                                                             30,989              43,388
    Increase (decrease) in cash flows as a result of
        changes in assets and liabilities:
      Inventories                                                                               ( 60,917)              1,405
      Prepaid expenses and other current assets                                                   28,408              94,815
      Other assets                                                                                 2,548              28,629
      Accounts payable and accrued expenses                                                    1,013,981            ( 17,440)
      Due to officers/stockholders                                                                63,054            ( 36,044)
                                                                                           -------------        ------------

Net cash used in operating activities
      for continuing operations                                                              ( 1,110,630)        ( 1,177,518)

Net cash used in discontinued operations                                                       ( 137,729)          ( 288,424)

Net cash in used operating activities                                                        ( 1,248,359)        ( 1,465,942)
                                                                                           -------------        ------------

Cash flows used in investing activities:
  Acquisition of property and equipment                                                        ( 175,290)            ( 8,820)
  Purchase of Minority Interest in Subsidiary                                                    ( 4,140)          ( 287,500)
                                                                                           -------------        ------------

Net cash used in investing activities                                                          ( 179,430)          ( 296,320)
                                                                                           -------------        ------------

Cash flows from financing activities:
  Net proceeds from note payable - stockholders                                                  154,800            ( 43,756)
  Proceeds from convertible promissory notes                                                   1,405,000           2,165,000
  Repayments of long-term debt                                                                 ( 439,598)          ( 866,024)
  Proceeds from issuance of common stock                                                         242,500             482,600
                                                                                           -------------        ------------

Net cash provided by financing activities                                                      1,362,702           1,737,820
                                                                                           -------------        ------------

Net decrease in cash                                                                            ( 65,087)           ( 24,442)

Cash at beginning of period                                                                       66,578              97,957
                                                                                          --------------        ------------

Cash at end of period                                                                      $       1,491        $     73,515
                                                                                          ==============        ============

         See accompanying notes to consolidated financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                                  (Unaudited)

                                                                                                 For the Nine
                                                                                                 Months Ended
                                                                                                 September 30,
                                                                                         -----------------------------
                                                                                              2001           2000
                                                                                           ----------     ----------
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                                                               $  605,933     $  880,093
                                                                                           ==========     ==========
Supplemental Schedules of Noncash
  Operating and Financing Activities:

  Common stock issued as additional
    interest and financing                                                                 $3,785,049     $  644,465
                                                                                           ==========     ==========

  Common stock issued in payment of consulting fees                                        $   43,100     $   96,500
                                                                                           ==========     ==========

  Common stock issued in partial payment for
    Acquisition of minority owned subsidiaries' stock                                      $   20,454     $        -
                                                                                           ==========     ==========

  Common stock issued in payment of liabilities:
    Related parties                                                                        $   11,667     $  214,625
                                                                                           ==========     ==========
    Others                                                                                 $        -     $  125,000
                                                                                           ==========     ==========
    Convertible Notes Payable                                                              $  140,000     $        -
                                                                                           ==========     ==========

  Notes issued as payment of consulting fees                                               $  170,000     $  198,000
                                                                                           ==========     ==========

         See accompanying notes to consolidated financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001
                                   (Unaudited)



NOTE  1 - REALIZATION OF ASSETS - GOING CONCERN.

               The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Lighthouse Fast Ferry, Inc. (the "Company") has sustained substantial losses for the years ended December 31, 2000 and the nine months ended September 30, 2001. In addition, at September 30, 2001 the Company has working capital and capital deficiencies of $8,458,826 and $5,405,925, respectively.

               Future viability of the Company is dependent upon the Company's ability to obtain additional funding. Commencing January through September 2001, the Company received funds of $242,500 through the sale of its securities and $1,405,000 from convertible promissory notes. The proceeds were used for the payment of certain obligations and to fund ongoing operations.

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

          (b)  Principles of Consolidation:

                    The consolidated financial statements include the accounts of Lighthouse Fast Ferry, Inc. and its subsidiaries. The results of subsidiary companies' operations are included, in accordance with the "Purchase" method, from the dates of their respective acquisition. All significant intercompany balances and transactions have been eliminated in consolidation. As discussed more thoroughly in Note 3, the retail and marina segments are presented as discontinued operations.

          (c)  Basis of Presentation:

                    The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulations S-
          X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for the nine and three months ended September 30, 2001 and 2000. The results of operations for the nine and three months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

          (e)  Inventories:

                    Inventories consist of parts inventory and cafeteria products and are stated at the lower of cost or market on the first-in, first-out method.

          (f)  Property and Equipment:

                    Property and equipment is recorded at cost. The cost of the ferries obtained through the Fast Ferries Holding Corp. acquisition in December 1998 has been determined as an allocation of the purchase price of the business acquired based upon an independent appraisal. Depreciation is computed using the straight-line method. Depreciation on equipment, including the ferries, is calculated principally over their estimated useful lives of fifteen years.

                    Expenditures that substantially increase estimated useful lives are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. When assets are sold or otherwise disposed of, their costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded in operations.


          (g)  Goodwill:

                    Goodwill arising from acquisitions initially represents the excess of the purchase cost over the fair value of identifiable assets less identifiable liabilities. Goodwill is reviewed on an ongoing basis to determine that the value has not been impaired. The goodwill arising from the acquisition of Fast Ferry Holding Corp. ("FHCC") and its wholly owned subsidiaries aggregating $1,238,758 is being amortized over 15 years. Amortization of goodwill is charged to operations and totaled $20,236 for the three months ended September 30, 2001 and 2000 and $60,708 for the nine months ended September 30, 2001 and 2000, respectively.

                    In June 2001, the Company acquired 3% of the 20% minority interest of FHCC for $4,140 in cash and 16,363 shares of its common stock whose fair value was $20,454. The entire purchase price of $24,468 was recorded as goodwill.


          (h)  Revenue Recognition:

                    Revenue is recognized when earned. The Company's ferry business sells the majority of commuter tickets in advance of use. The tickets, which expire ninety (90)days after issuance, are nonrefundable and nonextendable. Accordingly, the Company determines the unused portion of ticket sales and defers that value to future periods. Deferred revenues aggregated $117,607 and $86,618 at September 30, 2001 and December 31, 2000, respectively.

                    Other revenues generated by the Company, such as the sale of food through the ferries' concession stands, are recognized when the services have been rendered. To date, such revenues have not been significant.

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

          (j)  Impairment of Long-lived Asset:

                    The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairments of Long-Lived Assets and for Long-Lived Assets to be Disposed of" SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Due to significant losses incurred during 2000, the Company evaluated its long-term assets of its continuing operations, which at September 30, 2001 were comprised of property and equipment (principally two ferry vessels) with a depreciated cost of $10,604,012 and goodwill from the acquisition of Fast Ferry Holding Corp. with an unamortized value of $995,878. Based upon an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life, it was determined that there was no impairment in the net book values of the ferry vessels and goodwill.


NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

          (k)  Loss Per Common Share:

                    Loss per common share is based on the weighted average number of common shares outstanding including common shares issuable subject to certain convertible promissory note agreements and related extensions. Such common shares will be physically issued in the fourth quarter of 2001. In March 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations, which the Company has adopted. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

                    Since the effect of outstanding options, warrants and convertible debenture conversions are antidilutive in all periods presented it has been excluded from the computation of loss per common share.

          (l)  Stock Based Compensation:

                    The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB25),"Accounting for stock issued to employees." Under APB 25, the Company recognizes no compensation expenses related to employee stock options, as no options are granted at price below the market price on the day of grant.

          (m)  Stock Issued to Non-employees for Services:

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

          (n)  New Accounting Pronouncements:

                    In June 2001, the Financial Accounting Standards Board issued Statement NO. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHE INTANGIBLE ASSETS. These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill at the start of fiscal year 2002. SFAS 142 requires that goodwill existing at the date of adoption be reviewed for possible impairment and the impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill must be assessed and classified consistent with the Statements' criteria. Amortization of goodwill will cease on January 1, 2002. At this time, the Company has not determined the complete impact of these Statements. However, for the nine months ended September 30, 2001, the Company has recognized $60,708 of goodwill amortization.

NOTE 3 -  DISCONTINUED OPERATIONS.

               The net assets of discontinued operations, which have been segregated in the accompanying balance sheet, are summarized as follows:

                                                                September 30,
                                                                    2001
                                                                  --------
               Assets:
                 Inventory                                        $  2,000
                 Property assets, net (See Note 4)                 931,181
                                                                  --------
                                                                   933,181
               Liabilities:
                 Accounts payable                                   29,719
                 Secured mortgage payable                           14,472
                 Accrued real estate taxes                         326,499
                                                                  --------
                                                                   370,690

               Net assets of discontinued operations              $562,491
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


NOTE 4 -  PROPERTY AND EQUIPMENT.

               Property and equipment is summarized as follow:

                                                                 September 30,
                                                                     2001
                                                                 ------------
               Continuing operations:
                 Ferry vessels                                    $13,300,000
                 Vessel equipment                                     258,030
                 Other                                                 70,802
                                                                  -----------
                                                                   13,628,832
                 Less:  Accumulated depreciation                    2,799,911
                                                                  -----------

                                                                  $10,828,921

               Discontinued operations:
                 Land and buildings                               $   931,181
                 Less:  Accumulated depreciation                            -
                                                                  -----------

                                                                  $   931,181
                                                                  ===========

NOTE  5 - CONVERTIBLE PROMISSORY NOTES.

                    During the months of January through September 30, 2001, the Company received proceeds from four senior convertible notes aggregating $1,300,000. These loans bear interest at 10% per annum payable quarterly, are payable four months from issuance. To obtain the loans, the Company issued to the loan holders 725,000 shares of restricted common stock of the Company with registration and unlimited piggyback rights. The fair value of the shares at issuance aggregating $1,095,250 will be charged to operations as additional interest over the life of the notes. The Company employed the services of two financial consultants to arrange two of these loans for which the consultants received payment of in the form of cash and a convertible promissory note aggregating $97,500.

                    The four senior convertible notes above may be repaid anytime within three months of issuance. However, the loans must be repaid out of the proceeds of a financing greater than $3,000,000. Initially, the notes are convertible into the Company's common stock at $1.50 per share.

                    During the months January through September 30, 2001 the company received proceeds from seven convertible promissory notes, (four for $5,000, two for $20,000, one for $25,000), totaling $85,000.
          Each convertible promissory note carries a simple interest rate of 10.5%. Interest only is payable quarterly, and the notes mature one-year from date of issuance. In addition, the convertible promissory note holders were issued an aggregate of 5,000 shares of the company's common stock. These shares of stock are restricted securities. The fair market value of the common shares on the dates of issuance aggregated $6,390 and will be charged to operations as additional interest over the life of the notes.

                    During the months January through September 30,2001, holders of thirteen convertible promissory notes agreed to extend the maturity dates for an additional twelve months. The total value of notes extended is $245,000. Additionally, in consideration of the note extensions the Company issued a total of 5,875 shares of the Company's common stock having a market value of $8,825.

                    During the months January through September 30, 2001, holders of five convertible promissory notes elected to exercise the conversion rights of $140,000 of indebtedness into 175,000 shares of the Company's common stock, which contains a Rule 144 restriction.

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

                    On February 26, 2001, the Company received from a stockholder proceeds of a loan aggregating $30,000. The loan bears interest at 14% per annum. The loan is secured by a secondary mortgage on real estate known as 52 Shrewsbury. The note was due on April 26, 2001, but was extended to August 26, 2001. Subsequently, in July, 2001, the Company paid the convertible promissory note in full, thereby releasing the $15,000 of mortgage held on the Company's property at 52 Shrewsbury Avenue, Highlands, N.J.

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

                    On July 14, 2000, the Company received proceeds from three of these convertible notes aggregating $300,000. Additionally, the Company issued another $200,000 convertible promissory note to a stockholder in exchange for a $200,000 second mortgage on real property of the Company's discontinued operations. The notes, which bear interest at 10% per annum payable quarterly, were originally payable six months from issuance. On December 10, 2000, at the request of the Company, the above note holders agreed to modify the notes so that the due date will be extended from December 14, 2000 to June 30, 2001. On June 30, 2001, at the request of the Company, the above note holders agreed to further modify the Notes so that the due date will be extended from June 30, 2001 to October 31, 2001. To obtain the notes, the Company issued a total of 125,000 shares of the Company's unregistered common stock with registration and unlimited piggyback rights. The fair value of the shares at issuance aggregating $250,000 will be charged to operations as additional interest over the life of the notes. Additionally, the note holders received, per the terms of the note modifications, 500,000 shares of the Company's restricted common stock, with a fair market value at date of issuance of $725,000.

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

                    The Company employed the services of a financial consultant to arrange for the two March, 2000 convertible notes. The consultant received as partial payment for this service a 10% interest bearing note payable on December 10, 2000 in the amount of $110,000. On December 10, 2000, at the request of the Company, the above consultant agreed to modify the note so that the due date will be extended from December 10, 2000 to June 30, 2001. On June 30, 2001, at the request of the Company, the above note holder agreed to further modify the Note so that the due date will be extended from June 30, 2001 to October 31, 2001. The outstanding balance including accrued interest as of September 30, 2001 is $118,861. The consultant also has agreed to perform consulting services for the Company and will receive payment for his services in the form of warrants to acquire 50,000 common shares at $2.00 per share for each three month period his services are required. The consultant was issued warrants to acquire 50,000 common shares at $2.00 per share in 2001.

NOTE 6 -  LONG-TERM DEBT.

           Long-term debt is as follows:

                                                                                              September 30,
                                                                                                  2001
                                                                                              -------------
          Mortgage note payable, secured by the vessel "Finest" due in monthly install-ments of $56,719 through September 10, 2005, including interest at 9.25% per annum, with a final payment of $3,626,691 due
            October 10, 2005.                                                           (a)    $  4,823,974

          Mortgage note payable, secured by the vessel "Bravest" due in monthly installments of $56,719 through September 10, 2005, including interest at 9.25% per annum, with a final payment of $3,572,971 due
            October 10, 2005.                                                           (a)       4,806,913

          Note payable, secured by the vessel "Finest" and "Bravest", payable in fifteen monthly installments of $15,000 commencing in February 1999, payment of $343,333 on March 31, 2000 and a final payment of
            $919,319 on December 10, 2000 including imputed interest of 9.25%.         (a)(b)       919,319

          10% interest bearing obligation payable
            on July 13, 2001.                                                                        60,000
                                                                                               ------------
                                                                                                 10,610,206
          Portion due within one year                                                             1,536,452
                                                                                               ------------

          Long-term debt - less current maturities                                             $  9,073,754
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

          (b) The Company is in default of this note and is in negotiations with the lender to restructure the debt. The secured debt obligations mature as follows:

                       Years Ending
                       September 30,
                       -------------
                           2001                 $ 1,406,127
                           2002                     546,555
                           2003                     557,146
                           2004                     610,924
                           2005                   7,489,454
                                                -----------

                                                $10,610,206
                                                ===========

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

                    The Company's vice-president was issued 6,602 common shares as payment for $6,667 of accrued wages owed to him.

                    The Company acquired an additional 3% of its majority owned subsidiary, FHCC, for cash of $4,140 and 16,363 shares of its common stock whose fair value was $20,454.

                    During the third quarter of 2001, the Company issued a total of 71,625 shares of its common stock with a fair market value on the date of issuance of $106,342. Of the 71,625 shares, 54,125 were issued as additional interest that is being charged to operations over the life of the promissory notes. Of the remainder, 10,000 shares were issued as payment for $13,500 of consulting services and 7,500 shares were issued in lieu of interest payments in the amount of $9,600, both of which were charged to operations.

                    Additionally, the Company issued 75,000 shares of common stock to a note holder who elected to convert promissory notes in the amount of $60,000.

                    The Company issued 4,000 shares of common stock to a vice-president as payment for $5,000 of accrued wages owed to him.

          (b)  Common Stock Issued for Cash:

                    During the first quarter of 2001, the Company sold 156,500 shares of its common stock for $159,500 in cash.

                    During the second quarter of 2001, the Company sold 72,795 shares of its common stock for $60,000 in cash.

                    During the third quarter of 2001, the Company sold 25,000 shares of its common stock for $23,000 in cash.

NOTE 8 - STOCK OPTIONS AND WARRANTS.

              A summary of activity related to non-qualifying stock options and warrants granted by the Company is as follows:

                                                                  Exercise Price
                                           Options     Warrants      Per Share
                                          ---------   ---------   --------------

      Outstanding at January 1, 2001        620,000   2,736,167   $ .50 to $2.60
      Granted during 2001                   400,000     626,795   $1.00 to $2.20
                                          ---------   ---------
      Outstanding at September 30, 2001   1,020,000   3,362,962   $ .50 to $2.60
                                          =========   =========


         (a)  Stock Options:

              (i)   Stock Options Granted in 2001:

               The company has entered into new employment agreements with its Chief Executive Officer and its V.P., Secretary in May 2001. These officers received, as consideration for entering into the contracts, options to purchase an aggregate of 400,000 common shares at $1.10 per share, which was 110% of the fair value at date of grant. The contracts also provide that each officer is to receive additional annual grants of a minimum of 150,000 common shares on each June 30 through 2005 at the fair value on the date of grant.


         (b)  Warrants:

               As an inducement to purchase shares of the Company's common stock, warrants to purchase 254,295 shares were granted to individuals who purchased stock in 2001. The warrants are exercisable at various times through January 1, 2004 at prices ranging from $1.00 to $1.75.

               In addition, a financial consultant was issued warrants to acquire 100,000 common shares for services at $2.00 per share. The fair value of the warrants of $10,000 was charged to operations.


NOTE 9 - COMMITMENTS AND CONTINGENCIES.

         (a)  Leases:

          (i) The Company's corporate offices are leased under a sublease agreement with Anthony Colasanti, a director of the Company, at a cost of $2,750 per month.

          (ii) The NYFF Group operates from leased property in Highlands, NJ (the Aragon site). The lease is for five years and commenced May 1998. Lease payments are calculated based on daily passenger volume from the leased property, and averaged approximately $35,600 per month during 2000. As the passenger volume departing the Aragon site increases, the lease payments will increase proportionately. In addition, the NYFF Group rents other facilities on short-term leases. Rents under the short-term leases aggregate approximately $2,500 per month.

          (iii) On December 15, 2000 the Company executed a Parking License Agreement, Docking Permit and Lease of Dock and Office Space (the Clam Hut Lease) for the Clam Hut site. Pursuant to the terms of the Clam Hut Lease, the Company has the right to use 125 of the parking spaces at the Clam Hut site from Monday to Friday until December 31, 2001 for a fee of $1,250 per week plus 5% of gross revenues of all excursions/charters originating and/or terminating at the landlord's pier. The Clam Hut Lease is renewable at the end of each period with terms to be decided at renewal and in keeping with the requirements of the municipality. In addition, pursuant to the terms of the Clam Hut Lease, the Company has the right to use the pier and to use the outbuilding at the foot of the pier as a ticket booth for a total of $400 per month. The terms of use for the pier and outbuilding are coincident with the terms of the parking space license. The Company began ferry service from the site on December 11, 2000.

          (iv) In November 1999 the Company (tenant) concluded negotiations and executed a Lease for an approximate 4-acre waterfront parcel in Stamford, Connecticut. The parcel was to be used as the Company's Stamford ferry site and included approximately 450 onsite parking spaces. In August 2000 a dispute arose between the Company and the Landlord relating to the issuance of various governmental permits and approvals required to operate a commuter ferry service from the site. Landlord took the position that the absence of the permits and approvals afforded Landlord the opportunity to cancel the lease. The Company argued that Landlord did not have the right to cancel the Lease and that the necessary permits and approvals from the various governmental agencies would be forthcoming.

          (v) The Company filed an action to reaffirm the lease and to regain use, possession and occupancy of the premises. The Landlord filed an action for possession of the premises. In January 2001 the dispute as between Landlord and the Company was resolved and a new Lease was negotiated between the parties, which provided the company with a five-year lease and three (3) five-year options to renew. In order for the Lease to take effect, however, both Landlord and the Company needed the consent of Landlord's contract purchaser of the parcel. It appeared in March 2001 that all of the parties had achieved resolution of this matter and that the Company would renew its permit applications and commence commuter ferry operation immediately upon the issuance of required permits. Before the agreement could be reduced to writing a misunderstanding arose between the contract purchaser and the Company, which prevented consummation of the tri parte settlement. Continued negotiations with the contract purchaser proved fruitless and the Company pursued its legal remedies against the Landlord. The complaints as between Landlord and the Company are presently being heard before the Connecticut Superior Court.
          (vi) On June 12, 2001 the Company entered into an agreement with the Perth Amboy Redevelopment Agency to develop a fast ferry service to be operated from an approximately 5 acre site on the riverfront in Perth Amboy. The agreement includes the exclusive rights to operate a fast ferry service from Perth Amboy and an eight-year lease with renewal options for three additional consecutive terms of 5 years and a final term of a two-year period. At the end of the lease the Company has the option to purchase the leased property for $1,000,000.


         (b)  Employment Contracts:

                The Company in first quarter 2000 entered into three-year employment agreements with its Chief Executive Officer, Anthony F. Cappaze ("Cappaze"), and with its Vice President /Secretary / General Counsel, Anthony T. Colasanti ("Colasanti"). Cappaze's agreement provides for a base salary of $150,000, and warrants to purchase a total of 300,000 shares of common stock at $1.00 per share vesting as follows. Warrants to purchase 100,000 shares of common stock vest immediately and are exercisable through January 2003. Warrants to purchase 100,000 shares vest upon each of the second and third anniversary dates of the agreement and are exercisable from each vesting date through January 2007. Colasanti's agreement provides for a base salary of $120,000 and warrants to purchase a total of 250,000 shares of common stock at a price of $1.00 per share. Warrants to purchase 50,000 shares vest immediately and are exercisable through January 2003. Warrants to purchase 100,000 shares vest upon each of the second and third anniversary dates of the agreement and are exercisable from each vesting date through January 2007.

                In May 2001 the Board of Directors of the Company reviewed the Employment Agreements of Mssrs. Colasanti and Cappaze and their job performance. The Board concluded, that as the result of efforts of Cappaze and Colasanti, the Company was achieving its growth objectives and had raised substantial capital and was poised to significantly expand service for calendar year 2001. The Board also found that both Cappaze and Colasanti often had foregone receipt of their base salary for up to two months at a time to afford the Company the opportunity to utilize its limited cash resources for operations and expansion. The Board also found that Cappaze and Colasanti personally guaranteed debt obligations of the Company totaling approximately $200,000. On the resolution of an independent Board member, with Cappaze and Colasanti abstaining, the Board agreed to enter into new contracts with both Cappaze and Colasanti. Said Contract runs from July 1, 2001 for a four-year period through June 30, 2005. All of the options and warrants provided under the previous contract were immediately vested to Cappaze and Colasanti, respectively, and the new contracts provide that on each anniversary date of the contract Cappaze and Colasanti receive a minimum of 150,000 cashless warrants. The new contract is to provide flexibility to both the Company and Cappaze and Colasanti, so as to minimize tax implication to Cappaze and Colasanti while at the same time minimizing charges to the Company's income statement. It further provides that effective July 1, 2001 Colasanti's base salary increases to $140,000.

                In May 2001, the Board of Directors of the Company also reviewed the performance of John Koenig in connection with his employment agreement dated 1998. The Board concluded that as a result of Koenig's efforts, New York Fast Ferry ridership continued to increase and his efforts were instrumental in implementing ferry service in Keyport. The Board awarded Koenig three-year warrants to purchase 75,000 shares at an exercise price of $1.00 per share.

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

                On July 28, 2000, the Company filed an answer, denying that the Company owes Weckstein damages for breach of contract or in quantum meruit; raising several defenses, including that Weckstein failed to perform its obligations under the letter agreement; and seeking dismissal of the Complaint and an award of the Company's attorney's fees, costs and further relief that the Court deems just and equitable. On July 28, 2000, the Company filed a Notice of Removal, and the case has been removed from the Supreme Court of the State of New York to the United States District Court for the Southern District of New York, based on the diversity jurisdiction of the Federal Court. Counsel for Weckstein has indicated a desire to end the litigation prior to trial by way of a negotiated settlement. No settlement proposals have been exchanged as of November 12, 2001. Management is of the opinion that the plaintiff's case is without merit. The company will not settle this action prior to trial unless the settlement amount is insignificant.

                On August 3, 2000, the Company received a notice from a subsidiary of The Connecticut Light & Power Co. (the "Landlord"), terminating its lease for the property that is the proposed site for the Company's Stamford, Connecticut ferry terminal. The Landlord based the termination of the lease on the failure of the Company (tenant) to get certain necessary permits for its use of the site. The Company disputes the Landlord's right to terminate the lease. In November 1999 the Company concluded negotiations and executed a lease for an approximate 4-acre waterfront parcel in Stamford, Connecticut. The parcel was to be used as the Company's Stamford ferry site and included approximately 450 onsite parking spaces. In August 2000 the dispute arose between the Company and the Landlord relating to the issuance of various governmental permits and approvals required to operate a commuter ferry service from the site. Landlord took the position that the absence of the permits and approvals afforded the Landlord the opportunity to cancel the lease. The Company argued that Landlord did not have the right to cancel the lease and that the necessary permits and approvals from the various governmental agencies would be forthcoming.

                The Company filed an action to reaffirm the lease and to regain use, possession and occupancy of the premises. The Landlord filed an action for possession of the premises. In approximately January 2001 the dispute as between the Landlord and the Company was resolved and a new lease was negotiated between the parties, which provided for a five-year lease and three (3) five-year renewal options. In order for the lease to take effect, however, both the Landlord and the Company needed the consent of Landlord's contract purchaser of the parcel. It appeared in approximately March 2001 that all of the parties had achieved resolution of this matter and that the Company would renew its permit applications and commence commuter ferry operation immediately upon issuance of the required permits. Before the agreement could be reduced to writing a misunderstanding arose between the contract purchaser and the company, which prevented consummation of the tri parte settlement.

                Continued negotiations with the contract purchaser proved fruitless and the Company pursued its legal remedies against the Landlord. The complaints as between the Landlord and the Company are presently being heard before the Connecticut Superior Court.


NOTE 10 - SUBSEQUENT EVENTS.

                In October 2001, the Company received proceeds totaling $55,000 five convertible promissory notes. Each convertible promissory note carries a simple interest rate of 10.5 % per annum. Interest is payable quarterly, and the note matures one year from date of issuance. Additionally, the Company issued to the note holders an aggregate of 2,625 shares of its common stock having a fair market value of $4,560.

                Also in October 2001 the Company issued a $350,000 mortgage note secured by an interest in the Company's ferry vessels. The note matures six months from date of issuance and carries an annual interest rate of 18 %. In lieu of a commitment fee, the Company issued to the note holder warrants to purchase 150,000 shares of its common stock with an exercise price of $1.50 per share and exercisable for a five-year period expiring on October 1, 2007. Principal and interest payments are payable monthly.

                In October and November, 2001 holders of two maturing convertible promissory notes totaling $25,000 extended the note's maturity dates for 12 months. In consideration of the note extensions, the note holders received a total of 625 shares of the Company's common stock having a fair market value of $1,000.

                Also in October 2001 the holders of maturing senior convertible promissory notes totaling $4,323,000 agreed to extend the maturity dates of such notes to February 28, 2002. In consideration for such extensions, the Company issued lenders a total of 2,136,500 shares of it common stock, the total number of shares based on one share for each $2.00 of outstanding loan balances. In connection with these extensions, the Company agreed to pay to a financial consultant a fee in the amount $100,000 in the form of a senior promissory note under the same terms and 50,000 shares of its common stock having a fair market value of $62,500, which will be charged to operations as additional financing costs over the life of the note.

                In October 2001 the Company sold 30,000 share of its common stock for $24,000 in cash.

                Effective October 1, 2001 the Company entered into a two-year employment agreement with an individual to serve in the capacity of Chief Financial Officer. The agreement provides for an annual base salary of $125,000 and the issuance of three cashless warrants to purchase a total of 175,000 shares of the Company's common stock at an exercise price of $1.00 per share exercisable within a three-year period from the vesting date. The first stock warrant to purchase 50,000 shares vests upon commencement of employment; the second warrant to purchase 50,000 shares vests on the one-year anniversary of employment, October 1, 2002; and the third warrant to purchase 75,000 shares vests on the second anniversary of employment, October 1, 2003.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

OVERVIEW - Lighthouse Fast Ferry Inc. (the "Company"), is a New Jersey
--------
corporation formed on May 12, 1993 under the name Drydock Cafe, Inc. On September 21, 1994, the Company changed its name to Lighthouse Landings, Inc. On September 19, 2000, the Company changed its name to Lighthouse Fast Ferry, Inc. The Company, through its subsidiary New York Fast Ferry Holding Corp. ("NYFF"), is an operator of high speed, commuter passenger ferry vessels in the New York City metropolitan region.

     The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes to those statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, along with other information included in this Form 10-QSB.

     Comparisons of the three and nine months ended September 30, 2001 compared with the three and nine months ended September 30, 2000 are as follows:

REVENUES - The Company's consolidated revenues from operations decreased by
--------
15.2% to $1,116,829 for the three months ended September 30, 2001 compared to $1,316,469 for the three months ended September 30,2000. For the nine months ended September 30, 2001, consolidated revenues increased by about two-tenths of 1% to $2,966,377 compared to $2,959,440 for the comparable period in 2000. The overall increase net of decreases are explained as follows:

     PASSENGERS TICKET SALES - Passenger ticket revenues declined by 3.5% to $932,262 for the three months ended September 30, 2001 compared to $965,728 for the three months ended September 30,2000. Ridership declined for the same three-month period year on year by 9.5% or 7,592 passenger trips. The decrease in revenue is attributable in part to ticket sales price mix. In September 2001 the Company began offering 120-trip tickets, which carry a lower average daily price than other ticket options. Moreover, due to the attack on the World Trade Center on September 11, 2001, the New York harbor was closed for two full days and only limited access was permitted on two other days, which had an adverse impact on both ridership and revenues in the current period under review. The temporary closing of businesses near the World Trade Center also adversely impacted the number of commuters traveling to the Wall Street area.

     For the nine months ended September 30, 2001, earned passenger revenues increased by 3.8% to $2,574,707 compared to $2,479,509 for the comparable period in 2000. The year to year increase for the nine-month period is attributable to a 5.2% increase in passenger ridership.

     GALLEY SALES - Galley sales increased by 23.6% to $76,874 for the three months ended September 30, 2001 compared to $62,198 for the three months ended September 30,2000. For the nine months ended September 30, 2001, galley sales increased by 4.4% to $170,599 compared to $163,334 for the comparable period in 2000. The increase in sales is attributable to the increase in ridership and the ability of the Company to offer alcoholic beverages on the boats during the current three-month period.

CHARTER SALES - Charter sales decreased by 63.1% to $106,616 for the three months ended September 30, 2001 compared to $288,543 for the three months ended September 30,2000. For the nine months ended September 30, 2001, charter sales decreased by 31% to $214,613 compared to $310,930 for the comparable period in 2000. In the three-month period ended September 30, 2000, the Company ran additional excursions in connection with OpSail 2000 that took place in New York harbor around the July 4th holiday. The decrease in the current period is primarily attributable to the reduction in excursions for July 4th activities in 2001. The Company continues to aggressively expand this line of its business model.

COST OF SERVICES - Cost of services increased by 3.3% to $1,074,894 for the
----------------
three months ended September 30, 2001 compared to $1,040,348 for the three months ended September 30,2000. For the nine months ended September 30, 2001, cost of services increased by 5.7% to $2,977,636 compared to $2,817,588 for the comparable period in 2000. The overall changes are detailed follows:

     SALARY and RELATED BENEFITS - Salary and related benefits increased by 28.3% to $254,518 for the three months ended September 30, 2001 compared to $198,430 for the same period ended September 30,2000. For the nine months ended September 30, 2001, salary and related benefits increased by 30.8% to $659,155 compared to $503,836 for the comparable period in 2000. During this period in 2001, the Company began operating a full schedule from its second site in Highlands, NJ and increased its charter trips. This increase in regular and charter services necessitated overtime and the addition of more crew members required to operate the ferries. Further, certain salary increases were granted in this period.

     FUEL and OIL RELATED COSTS - Fuel and oil related costs decreased by 13.4% to $169,869 for the three months ended September 30, 2001 compared to $196,135 for the three months ended September 30,2000. The year-on-year decrease in the three months under review is attributable to a decline in the cost of fuel. For the nine months ended September 30, 2001, fuel and oil related costs increased by 4.1% to $508,409 compared to $488,506 for the comparable period in 2000. The increase is attributable to an increase in the cost of fuel, and increase in charter activities.

     BOAT MAINTENANCE and RELATED SUPPLIES - Boat maintenance and related supply costs decreased 26.1% to $82,981 for the three months ended September 30, 2001 as compared to $112,292 for the same period in 2000. For the nine months ended September 30, 2001, boat maintenance and related supply costs increased by 5.9% to $378,556 compared to $357,580 for the comparable period in 2000. The year to year increase in cost in 2001 for the nine-month period being reported is attributable primarily to the maintenance costs incurred in connection with the steering control system of one of the vessels prior to the replacement of that system.

     DOCKING and PARKING RELATED FEES - Docking and parking related fees decreased by 18.3% to $125,978 for the three months ended September 30, 2001 compared to $154,285 for the three months ended

September 30, 2000. For the nine months ended September 30, 2001, docking related fees decreased by 7.3% to $364,699 compared to $393,454 for the comparable period in 2000. The decrease in docking and parking related fees, in the third quarter of 2001 and the year-to-date decrease was the result of switching passengers to a second location (Clam Hut) in Highlands, New Jersey. This new location has a lower fixed parking cost than the Company's original Oyster location. The costs at the original Oyster location are based on the number of passengers, which has a higher parking fee calculation charged by the owner of the parking facility in Highlands, New Jersey.

     INSURANCE - Insurance related costs increased by 108.5% to $41,946 for the three months ended September 30, 2001 compared to $20,121 for the three months ended September 30,2000. The increase is attributable to additional business coverage that was acquired when the policies renewed in third quarter 2001.

     For the nine months ended September 30, 2001, insurance related costs decreased by 10.4% to $104,360 compared to $116,418 for the comparable period in 2000. The decrease in insurance related costs is primarily the result of an overall review of all insurance coverages in late 2000 resulting in a decrease in business insurance premiums.

     GALLEY COST of GOODS SOLD - The galley cost of goods sold decreased by 20.3% to $40,469 for the three months ended September 30, 2001 compared to $50,782 for the three months ended September 30,2000. For the nine months ended September 30, 2001, galley cost of goods decreased by 9.5% to $106,231 compared to $117,379 for the comparable period in 2000.

     OTHER DIRECT OPERATING COSTS - Other direct operating costs increased by 12.5% to $191,484 for the three months ended September 30, 2001 compared to $170,195 for the three months ended September 30,2000. The increase is attributable to an increase in passengers paying their tickets by credit cards.

     For the nine months ended September 30, 2001, other direct operating costs decreased by 18.6% to $213,617 compared to $262,396 for the comparable period in 2000. The increase attributable to an increase in the credit card fees associated with an increase in passengers paying their tickets by credit cards is offset by a decrease in vessel charter expense and barge equipment rental.

     FERRY DEPRECIATION - Depreciation relating to the Company's ferries
     ------------------
increased by 8.8% to $234,396 for the three months ended September 30, 2001 compared to $215,511 for the three months ended September 30,2000. For the nine months ended September 30, 2001, depreciation increased by 5.2% to $726,031 compared to $689,843 for the comparable period in 2000.


SELLING, GENERAL and ADMINISTRATIVE EXPENSES - The consolidated selling, general
--------------------------------------------
and administrative expenses increased by 46.6% to $699,918 for the three months ended September 30, 2001 compared to $477,400 for the three months ended September 30,2000. For the nine months ended September 30, 2001, selling, general and administrative expenses increased by 39.6% to $1,762,512 compared to $1,262,500 for the comparable period in 2000. The overall changes are detailed as follows:

     FERRY ADMINISTRATION SALARY and RELATED BENEFITS - Salary and related benefits for ferry administration increased by 7.6% to $93,810 for the three months ended September 30, 2001 compared to $87,174 for the three months ended September 30,2000. The increase for the three months under review is attributable to salary increases and increased costs of health benefits.

     For the nine months ended September 30, 2001, salary and related benefits for ferry administration decreased by 1.9% to $237,155 compared to $241,769 for the comparable period in 2000. The overall year to date decrease is attributable to realignment of administrative staffing levels resulting in an overall salary decrease.

     CORPORATE ADMINISTRATION SALARY and RELATED BENEFITS - Salary and related benefits for corporate administration decreased by 11.6% to $108,108 for the three months ended September 30, 2001 compared to $122,345 for the three months ended September 30,2000. The year-on-year decrease for the three-month period is primarily a result in a temporary vacancy in an executive position.

     For the nine months ended September 30, 2001, salary and related benefits for corporate administration increased by 26.1% to $384,482 compared to $304,885 for the comparable period in 2000. The overall increase was the result of new head count additions to the corporate structure, including the VP and Secretary positions, the Chief Financial Officer, and an administrative assistant.

     PROFESSIONAL SERVICES - Professional services, which include legal, accounting and consulting services, increased by 17.8% to $136,151 for the three months ended September 30, 2001 compared to $115,570 for the three months ended September 30, 2000. The increase for the period under review is attributable to accountant's fees for federal and state tax filings.

     For the nine months ended September 30, 2001, professional services decreased by 12% to $258,528 compared to $293,722 for the comparable period in 2000. The decrease is related to the costs incurred in 2000 associated with the completion of all of the Company's required SEC filings and amendments, including the Company's 10SB, Forms 10-KSB, and Forms 10-QSB required for the years 1998-2000.

MARKETING EXPENSES - Marketing expenses decreased by 51.7% to $9,031 for the
------------------
three months ended September 30, 2001 compared to $18,682 for the three months ended September 30,2000. For the nine months ended September 30, 2001, marketing expenses decreased by 44.2% to $33,832 compared to $60,608 for the comparable period in 2000. The decrease is related to better utilization of marketing dollars resulting in lower costs. Additionally, in July 2000, the Company incurred additional marketing expense in connection with its OpSail 2000 excursions.

NEW SITE DEVELOPMENT COSTS - The consolidated company's new site development
--------------------------
costs increased by 1012.3% to $200,991 for the three months ended September 30, 2001 compared to $18,070 for the three months ended September 30,2000. For the nine months ended September 30, 2001, new site development costs increased by 813.3% to $469,467 compared to $51,402 for the comparable period in 2000. The increase is attributable to the legal and engineering fees associated with developing the Stamford, Conn. and Perth Amboy, N.J. sites.

GOODWILL AMORTIZATION - In each of the quarters ended September 30, 2001 and
---------------------
2000, the Company recorded amortization of goodwill expense of $20,236, which was related to its acquisition of NYFF. For the nine months under review, amortization of goodwill expense totaled $60,708 in both periods.

INTEREST EXPENSE - Interest expense primarily relates to funding obtained to
----------------
meet the current obligations of the NYFF, including the mortgages on the vessels and debt financing of the Company's current operations and new business development.

     Interest expense increased by 288.4% to $2,928,566 for the three months ended September 30, 2001 compared to $753,934 for the three months ended September 30,2000. For the nine months ended September 30, 2001, interest expense increased by 360.5% to $6,823,762 compared to $1,481,942 for the comparable period in 2000. The increase is attributable primarily to interest and the amortization of deferred financing costs related to new bridge financing and extension of certain convertible promissory notes entered into during later half of 2000 and the first nine months 2001.

Liquidity and Capital Resources.
--------------------------------

     Since inception, the Company has funded its operations primarily through cash generated from private placements of debt and equity securities and institutional financing. In October 1998, the Company acquired 80% of the stock of NY Fast Ferry and commenced operating fast ferry service from Highlands, New Jersey. As part of the transaction, the Company guaranteed payment and satisfaction of NY Fast Ferry's outstanding liabilities, which included mortgages on its two ferry vessels and a line of credit. In July 2000, the Company entered into an oral agreement with the holders of the remaining 20% of issued and outstanding shares of Fast Ferry Holding Corporation for the purchase by the Company of the remaining NY Fast Ferry shares for a combination of $28,753 in cash and 102,271 restricted common shares of the Company. Management executed a written stock purchase agreement and paid one of the minority share holders for his three percent share. The parties mutually agreed to close on or before December 31, 2001. The NY Fast Ferry operation generates sufficient cash flow to cover its direct operating costs. However, the NY Fast Ferry operation does not yet generate enough cash to make principal and interest payments for both boat mortgages, carry its other debt, to fund the capital improvements and capital expenditures necessary for the Company to expand its operations and to implement its strategic business objectives.

     On March 11, 2000, the Company received proceeds of two convertible promissory notes aggregating $1,000,000. The Company issued a $110,000 senior convertible promissory note to a third investment fund as a finder's fee. The notes, which bear interest at 10% per annum payable quarterly, were originally payable nine months from issuance. On December 10, 2000, at the request of the Company, the above note holders agreed to modify the notes so that the due date would be extended from December 11, 2000 to September 30, 2001. On September 30, 2001, at the request of the Company, the above note holders agreed to further modify the Notes so that the due date will be extended from September 30, 2001 to October 31, 2001.

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

     The line of credit held by debis Financial Services, Inc. ("Debis") and assumed by the Company had an outstanding balance at December 31, 2000 of $934,000 with the same financial institution that holds the preferred ship mortgages. The line of credit, secured by the M/V Finest and the M/V Bravest, required monthly payments of $15,000 through April 10, 2000, plus principal payments of $45,000 in January 1999, $920,410 on May 1, 1999 and October 1, 1999, a payment of $343,333 on March 1, 2000, and originally required a final payment of $934,000 on December 10, 2000. The Company and Debis negotiated to restructure the payment of the debt, so that the remaining principal balance on the line of credit would be paid through eight quarterly principal payments, plus accrued interest. In consideration of negotiation of the restructuring of the debt payment, Debis received a restructure fee from the Company of $50,000. The Company was unable to make the first of such payments in the first quarter of 2001, and negotiated with Debis to extend the first payment to September 30, 2001. The payment due September 30, 2001 is past due and the Company and Debis agreed to address this situation either upon the Company obtaining capital funding or December 31, 2001. If the Company is successful in these negotiations, quarterly principal and interest payments will be equal. The note carries no interest, but has been discounted to a net present value using a discount rate of 9.25% per annum.

     During September 2000 the Company received proceeds from eight 10.5% convertible promissory notes, (six for $20,000, one for $10,000 and one for $5,000), totaling $135,000. During the months January through September 2001, seven of the above convertible promissory noteholders, totaling $115,000 agreed to extend the maturity date of the note for twelve months. One noteholder totaling $20,000 was paid in full. Each convertible promissory note carries a simple interest rate of 10.5%, interest only is payable quarterly, and matures June, 2002, which is the extended maturity date. Additionally, in consideration of the note extensions, the Company issued a total of 5,875 shares of its common stock having a fair market value of $8,825.

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

     In June 1999, the Company obtained financing in the net amount of $300,000 from a then unrelated third party that was secured by a second mortgage on the property of the Shrewsbury River, subject to a real estate tax lien, and by a personal guarantee of a major shareholder. The note carried an annual interest rate of 18% and was payable in monthly installments of $10,000 per month, applied first to interest, from July 10, 1999 through December 10, 1999. During 2000 the company paid principal of $161,641 and interest of $16,982 leaving a principal balance of $28,575 at December 31, 2000. During 2001 the company paid principal of $20,000 and interest of $2,116 leaving a principal balance of $8,566 at June 30, 2001 and the parties extended the due date to September 30, 2001. Subsequently, the parties agreed to an additional extension to December 15, 2001. The Company has paid the interest on the note through that date.

     In October, 2000 the Company received a total of $500,000 in proceeds from senior convertible promissory notes from two lenders, originally due January 30, 2001 with interest payable quarterly at 10% per annum, and issued a $55,000 note as a finder's fee. On December 10, 2000, at the request of the Company, the above note holders agreed to modify the Notes so that the due date would be extended from January 30, 2001 to June 30, 2001. On June 30, 2001, at the request of the Company, the above note holders agreed to further modify the Notes so that the due date would be extended from June 30, 2001 to October 31, 2001. Each lender has the right at its sole and exclusive option to convert the outstanding indebtedness under the notes to common stock of the Company at any time prior to the Company making payment and should such conversion rights to exercised, the Company shall issue common stock to the lender at the rate of one share for each $1.00 of indebtedness then due and owing. The loans may be prepaid at any time, but must be repaid out of the proceeds of any financing in excess of $2,000,000.

     During the months of January through September 30, 2001, the Company received proceeds from four senior convertible notes aggregating $1,300,000. These loans bear interest at 10% per annum payable quarterly, are payable four months from issuance. To obtain the loans, the Company issued to the loan holders 725,000 shares of restricted common stock of the Company. The fair value of the shares at issuance aggregating $1,095,250 will be charged to operations as additional interest over the life of the notes. As part of arranging for two of these loans, the Company employed the services of two financial consultants, who received a total of $97,500 as payment for this service. The four senior convertible notes may be repaid anytime within three months of issuance. However, the loans must be repaid out of the proceeds of a financing greater than $3,000,000. Initially, the notes are convertible into the Company's common stock at $1.50 per share.

     During the months January through September 30, 2001 the Company received proceeds from eight convertible promissory notes, (four for $5,000, three for $20,000, one for $25,000), totaling $105,000. Each convertible promissory note carries a simple interest rate of 10.5%. Interest only is payable quarterly, and the notes mature one-year from date of issuance. In addition, the convertible promissory note holders were issued 5,000 shares of the company's common stock. These shares of stock are restricted securities. The fair market value of the common shares on the dates of issuance aggregated $6,390 and will be charged to operations as additional interest over the life of the notes.

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

     Also during the months January through September 30, 2001, holders of five of the convertible promissory notes elected to exercise the conversion rights of $140,000 of indebtedness into 175,000 shares of the Company's common stock, which contains a Rule 144 restriction.

     In the nine months ended September 30, 2001, the Company raised proceeds of $242,500 through the private placement of 229,295 shares of restricted common stock to accredited investors. The Company issued 10,602 common shares to its Secretary in satisfaction of unpaid compensation of $11,667 in the second and third quarters of 2001.

     The Company, as of September 30, 2001, had a working capital deficiency of $8,458,826. Furthermore, in the planned development of its commercial operations, the Company's losses are expected to continue as the Company divests its non-core assets and until it increases its ferry service when each of its sites become fully operational. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to continue to obtain adequate financing and/or to successfully expand its ferry operations. Furthermore, capital expenditures to acquire additional fast ferry vessels and improve and expand its landside ferry facilities will require significant funding.

     The Company has been successful to date in its efforts to raise funds and believes that it will continue to be able to obtain interim financing on a similar basis, which together with available funds and cash flows expected to be generated by operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. During the first nine months of 2001, $1,405,000 was raised from the sale of convertible promissory notes. Furthermore, the Company has negotiated more favorable terms with certain creditors, and is negotiating more favorable payment terms with other creditors, whose liabilities presently require significant principal payments in the next twelve months. In the event the Company's plans change, its assumptions change or prove to be inaccurate, or if the proceeds of the interim financing or cash flows prove to be insufficient to fund operations, the Company may find it necessary or desirable to reallocate funds within the above described business strategies, seek additional financing or curtail its activities. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all, or that the Company will be able to negotiate more favorable payment terms with its existing creditors. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to meet its current obligations, take advantage of unanticipated opportunities, develop new services or otherwise respond to unanticipated competitive pressures. Such inability could have a material adverse effect on the Company's business, financial condition and results of operations.

Subsequent Events
-----------------

     In October 2001, the Company received proceeds totaling $55,000 five convertible promissory notes. Each convertible promissory note carries a simple interest rate of 10.5 % per annum. Interest is payable quarterly, and the note matures one year from date of issuance. Additionally, the Company issued to the note holders an aggregate of 2,625 shares of its common stock having a fair market value of $4,560.

     Also in October 2001 the Company issued a $350,000 mortgage note secured by an interest in the Company's ferry vessels. The note matures six months from date of issuance and carries an annual interest rate of 18 %. In lieu of a commitment fee, the Company issued to the note holder warrants to purchase 150,000 shares of its common stock with an exercise price of $1.50 per share and exercisable for a five-year period expiring on October 1, 2007. Principal and interest payments are payable monthly.

     In October and November, 2001 holders of two maturing convertible promissory notes totaling $25,000 extended the note's maturity dates for 12 months. In consideration of the note extensions, the note holders received a total of 625 shares of the Company's common stock having a fair market value of $1,000.

     Also in October 2001 the holders of maturing senior convertible promissory notes totaling $4,323,000 agreed to extend the maturity dates of such notes to February 28, 2002. In consideration for such extensions, the Company issued lenders a total of 2,136,500 shares of it common stock, the total number of shares based on one share for each $2.00 of outstanding loan balances. In connection with these extensions, the Company agreed to pay to a financial consultant a fee in the amount $100,000 in the form of a senior promissory note under the same terms and 50,000 shares of its common stock having a fair market value of $62,500, which will be charged to operations as additional financing costs over the life of the note.

     In October 2001 the Company sold 30,000 shares of its common stock for $24,000 in cash.

     The Board of Directors of the Company dismissed Weinick, Sanders, Leventhal & Co. LLP, Certified Public Accountants effective October 16, 2001 and has retained Rothstein, Kass & Company, P.C. as its independent auditor for the fiscal year ended December 31, 2001 effective October 18, 2001. The Company filed a report on Form 8-K on October 19, 2001 to report the change in auditors.

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

                          PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

(a)  Not Applicable
(b)  Not Applicable.

(c)  Unregistered Equity Securities of the Companies Sold During the Quarter
     -----------------------------------------------------------------------

   In September of 2001, the Company issued 1,000 shares, having a fair market value on the date of issuance of $1,170 to the following purchasers of the Company's 10.5% convertible promissory notes. Interest only is payable quarterly and the notes mature one year from the date of issuance. The notes are convertible into shares of the Company's common stock at the rate of one share for each $2.00 of indebtedness due and owing. The sales were conducted in reliance on Section 4(2) of the Act and Rule 506 and were made only to accredited investors.

                                    Principal Amount
           Purchasers                   of Note      No. of Shares
           ----------                   --------     -------------

           Joseph Bruno                 $ 20,000          1,000
                                        --------        -------
                                        $ 20,000          1,000
                                        ========        =======


   During third quarter of 2001, the Company sold 25,000 shares of common stock having a fair market value of $23,000 to the following accredited investors. Each investor was also issued a warrant to acquire the same number of shares at $1.50 per share until 2004. The sales and issuances were conducted in reliance on Section 4(2) of the Act and Rule 506.

                                       Number of        Price Per
           Purchasers                    Shares           Share
           ----------                  ---------          -----
           James Drew                     10,000          $1.05
           Paul E. Bushnell               12,500            .80
           Donald Worster                  2,500           1.00
                                       ---------         ------
                                          25,000
                                       =========         ======

   During the third quarter of 2001, one financial consultant was issued 10,000 shares of common stock having a fair value on the date of issuance of $13,500 for services rendered. These securities were issued in reliance on Section 4(2) of the Act.

   During the third quarter of 2001, the Company issued 3,000 shares having a fair market value of $4,368 to the following convertible promissory note holders in consideration of a twelve- month extension of the maturity date. These securities were issued in reliance on Rule 506 and Section 4(2) of the Act.


           Convertible Promissory                 Number of
               Note Holders                         Shares
           ----------------------                 ---------

           Charles Consagra                        1,000
           John Head                                 500
           Lynn & Raymond Flower                     250
           Gary Von Bargen                           375
           Lowell R. Kupfer                          250

           Arthur Klowden                            125
           Herman Vaden                              500
                                                   -----
                                                   3,000


   During the third quarter of 2001, the Company issued 75,000 shares of common stock having a fair market value of $60,000 to the following convertible promissory note holders who elected to exercise the conversion rites. These securities were issued in reliance on Rule 506 and Section 4(2) of the Act.


                Convertible                   Number of      Price per
           Promissory Note Holder               Shares         Share
           ----------------------             ---------     ---------

           Dorothy Bushnell                      75,000        $.80


   In the third quarter of 2001, the Company issued 7,500 shares of common stock to two unrelated third parties in lieu of interest payments due in the amount of $9,600. These securities were issued in reliance on Section 4(2) of the Act.

   In August 2001, the Company issued 50,000 of common stock having a fair market value $77,500 to the following note holder in consideration for a secured promissory note in an amount not to exceed $132,000 bearing interest at a rate of 18% per annum. To date the Company has draw down $35,200 of the note. The principal and interest are due and payable on December 27, 2001. The fair market value of the shares is being amortized over the life of the note. These securities were issued in reliance on Rule 506 and Section 4(2) of the Act.

                                               Number of     Price per
           Promissory Note Holder                Shares        Share
           -----------------------              --------       -----

           The Removal Process Company           50,000        $1.55


   In the third quarter of 2001, the Company issued 4,000 shares of common stock to the Company's Vice President, Anthony Colasanti, in consideration of deferred salary. The fair market value of the shares is $5,000. These securities were issued in reliance on Section 4(2) of the Act.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------


3.1a      Certificate of Incorporation, as amended. (1)

3.1b      Certificate of Amendment effective September 19, 2000. (1)

3.2       Bylaws. (1)

__________
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended.


(b)  Reports on Form 8-K  - No reports on Form 8-K were filed for the quarter
     -------------------
ended September 30, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.



                                             LIGHTHOUSE FAST FERRY, INC.




Date: November 19, 2001                  By:  /s/ Anthony Colasanti
                                             -----------------------
                                                  Anthony Colasanti, Vice
                                                  President, Secretary and
                                                  Director