Form 10KSB
period 2001-12-31
LIGHTHOUSE FAST FERRY INC
filed 2002-04-12
CIK 1022360

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

     (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                            -----------------

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF ______ TO ________.


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

     Issuer's telephone number: (973) 618-9034
     Securities registered under Section 12(b) of the Act: None
                                                           ----

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

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for its most recent fiscal year: $4,421,859.

As of March 25, 2002, there were 16,845,338 shares of the Registrant's $.01 par value Common Stock ("Common Stock"), the only outstanding class of voting securities, outstanding. Based on the closing price of the Common Stock as reported on the internet source www.yahoo.com on March 25, 2002, the aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $8,262,165.

Transitional Small Business Disclosure Format (check one):    Yes [_]    No [X]

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

     Through 1997 the Company's principal business was the redevelopment of a marina facility on a 2 1/2 acre site located on the Shrewsbury River in Highlands, New Jersey (the "Property"). In connection with a redevelopment plan, in December 1997 the Company acquired a privately owned retail store called the Cigar Box, Inc.

     In October 1998, the Company acquired 80% of the issued and outstanding shares of the capital stock of Fast Ferry Holding Corporation, a New York corporation, and its wholly owned subsidiaries, Fast Ferry I Corporation, Fast Ferry II Corporation and New York Fast Ferry Services, Inc., all New York corporations (collectively "NY Fast Ferry"). NY Fast Ferry owns two vessels, the M/V Finest and the M/V Bravest, and is in the business of operating high-speed commuter ferry services in the greater New York City harbor area. The Company issued 454,545 shares of its common stock to the NY Fast Ferry shareholders. Of the 454,545 shares issued, 70,000 shares were subject to a put under which two of the three selling shareholders can require the Company to purchase an aggregate of 70,000 shares at a price of $5.00 per share. In December 1998 the selling shareholders advised the Company of their intent to exercise the put. As of December 31, 2001 there are 10,000 shares subject to the put option for which the Company owes the shareholders a total of $50,000.

     After the acquisition of NY Fast Ferry, the Company's core business changed from the redevelopment of the Property to the operation of existing fast ferry service and the development of new ferry routes. Accordingly, the Company reevaluated all other business strategies and decided to sell all non-core business assets and operations so it could focus solely on developing its core business of ferry services. In 2000, the Company closed all non-core businesses and listed the Property for sale. On December 5, 2001, the Company sold the Property to an unrelated third party for the sum of $1,150,000 less related fees, expenses and liabilities.

     In July 2000, the Company entered into an oral agreement with the holders of the remaining 20% of issued and outstanding shares of Fast Ferry Holding Corporation for the purchase by the Company of the remaining NY Fast Ferry shares for a combination of $28,753 in cash and 102,271 restricted common shares of the Company. In June 2001, the Company acquired 4% of the remaining issued and outstanding shares of Fast Ferry Holding Corporation from a former shareholder for a cash payment of $4,140 and 16,363 shares of the Company's common stock. Management expects to finalize the transaction with the holders of the remaining 16% of Fast Ferry Holding Corporation in the second quarter of 2002.

Current Business; Markets
-------------------------

     The Company is in the business of operating high-speed, passenger ferries. Currently, it owns two high-speed passenger ferries: the M/V Finest and the M/V Bravest. These ferries are 38-meter aluminum hull, low wake catamarans that travel at speeds averaging 35 knots. These vessels each have a capacity of 340 passengers and are equipped with TV monitors and a public announcement and stereo system. Both vessels also have a refreshment concession area onboard.

     The Company's primary passenger is the executive commuter. The Company's fast ferry service offers the executive commuter a fast, convenient, reliable, clean and comfortable alternative to the crowded public transportation available via train or bus, not to mention the congestion and stress faced by those choosing to commute via automobile. The markets being served by NY Fast Ferry include the Rumson-Red Bank peninsula immediately south of Highlands, New Jersey in Monmouth County and Matawan-Middletown-Holmdel area in the north and northwestern sections of Monmouth County, both of which have excellent market potential to support present and expanded ferry service. According to the New Jersey Department of Transportation, approximately 22,000 commuters travel daily to Manhattan from Monmouth County, New Jersey alone.

     The Company, through its subsidiary NY Fast Ferry, operates a commuter ferry service from two separate leased facilities in Highlands, New Jersey. The primary facility known as the Aragon Marina ("Aragon") is located on Willow Street, Highlands, New Jersey. The Company leases the site on a passenger trip basis. Under this lease, which has a remaining term of approximately two years, the property owner provides and maintains all landside facilities, including parking attendants in the morning, snow plowing, lighting, docks, and shuttle bus to an offsite lot. It is Aragon's obligation to provide 300 parking spaces, but only 250 are available, and the Company has reduced payment accordingly for the unavailable parking spaces. The monthly lease payment to Aragon averaged $30,400 over the last 12 months.

     On December 15, 2000 the Company executed a one-year lease agreement for an additional site in Highlands, NJ. The terms of the lease provide the Company with the right to use 125 of the parking spaces at the site, the pier and the outbuilding at the foot of the pier as a ticket booth from Monday to Friday until December 31, 2001 for a fee of approximately $6,000 per month. The Company began ferry service from the site on December 11, 2000. The lease is renewable at the end of each period in keeping with the requirements of the municipality and with terms to be decided upon renewal. In December 2001, the Company renewed the lease for another one-year period.

     Effective October 15, 2001, the Company commenced high-speed ferry service from Keyport, NJ, also in Monmouth County, to Manhattan and now operates two chartered high-speed vessels from that location. The Keyport ferry site is operated under a joint venture agreement between NY Fast Ferry and Keyport Fast Ferry, an unrelated entity. Keyport Fast Ferry is responsible for the landside operations while the Company is responsible for the waterside operations, primarily providing and operating the vessels. The Company collects all revenues in the form of ticket sales. The Company pays to Keyport Fast Ferry a monthly amount based on a declining scale from $1.50 to $1.30 for each passenger embarking or debarking at the Keyport ferry site. The agreement is for a one-year term with automatic extensions commensurate with approvals issued by the municipality. The joint venture partners have exclusive, non-compete agreements with respect to Keyport ferry service.

     The Company's vessels travel 17 nautical miles across New York Harbor from Highlands, New Jersey to Pier 11 in downtown Manhattan and the East 34/th/ Street Pier in midtown Manhattan and from Keyport, NJ to both Pier 11 and East 34/th/ Street Pier in Manhattan. Pier 11 is located about two blocks from the Wall Street financial district. The East 34/th/ Street Pier is on the eastside of midtown Manhattan. The trip to Pier 11 takes approximately 40 minutes with an additional 10 minutes to the East 34/th/ Street dock. Each day, the Company operates three peak-time trips in the morning and four peak-time return trips at the end of the business day, and makes one off-peak morning trip and one off-peak return trip in the evening four days a week from both its Highlands and Keyport sites. Passengers are primarily commuters, the majority of whom purchase 40-trip tickets at the current cost of $450. For the twelve months ended December 31, 2001, the Company provided ferry service for approximately 297,775 passenger trips at its Highlands, NJ location as compared to 280,884 passenger trips in 2000. After only two and a half months of operations, Keyport averaged between 600 and 650 passenger trips per day. Between its Highland and Keyport locations the Company averages approximately 2,000 passenger trips per day.

     NY Fast Ferry also runs excursions during non-commuter times and on holidays and weekends when the vessels are not operating scheduled trips. These excursions include summer sunset cruises in New York Harbor and fall foliage tours up the Hudson River. The ferries also make trips to sporting events including baseball games at Shea Stadium and football games at West Point, and for special events such as July 4/th/ fireworks in New York Harbor. Additionally, the Company rents its vessels for private charters and parties.

Expansion Plans
---------------

     Since the tragic events of September 11, 2001 ferry service has been recognized to be an effective and efficient solution for the commuting public in the metropolitan New York area. The City of New York and Port Authority of New York and New Jersey have expanded and accelerated plans to increase ferry terminal facilities. City and state governments are faced with unprecedented congestion on the roads and rails and now recognize that ferry service offers a real and immediate solution to the commuter problem. Through the efforts of New Jersey Senators Torricelli and Corzine, $100 million has been allocated to the U.S. Department of Defense specifically to expand existing ferry service and to identify and develop new ferry sites in the New Jersey - New York market. A study issued in January 2000 by the New Jersey Department of Transportation concluded that new and expanded ferry service for NJ commuters could potentially carry 5.3 million riders per year by 2010.

     Prior to September 11, the Company's expansion plans included Keyport, which commenced service in October 2001, Perth Amboy, NJ, which the Company expects to be operational in Fall 2002, and Stamford, CT, which subject to the outcome of the litigation discussed in Item 3, can be operational in 2003. Subsequent to September 11, the Company has identified other sites to specifically address the commuting needs of the lower Manhattan and Jersey City, NJ business communities.

     In November 1999 the Company entered into a five-year lease agreement, renewable for a further five-year term, with The Connecticut Light and Power Authority (the "Landlord") for an approximate four-acre waterfront site together with a docking facility located at Atlantic Street and Washington Boulevard in Stamford, Connecticut (the "Stamford Property") for the purpose of operating a high-speed ferry service between Stamford and Manhattan and Stamford and LaGuardia Airport. Prior to commencing operation from the site the Company was required to obtain various governmental approvals and construct a ferry terminal and piers. In approximately July 2000 a dispute arose with the Landlord concerning the lease. On August 7, 2000, the Landlord issued a notice terminating the lease. The Company disputed the Landlord's right to terminate the lease and filed legal action to enforce the lease. Trial of the issues commenced in August 2001 before the Connecticut Superior Court. The trial was concluded in February 2002. Briefs are due to be filed by April 22, 2002 and the court's decision is expected in late April 2002. See Item 3, Legal Proceedings, below.

     After conclusion of the trial and prior to the court rendering a decision, the Company and a third-party, who is under contract to purchase the Stamford Property and who has been an obstacle in achieving a settlement of the matter, met in an effort to resolve the outstanding issues. While progress has been made in these recent settlement discussions, a final settlement has not been achieved. The Company has a reasonable expectation that a resolution will be achieved, which would permit the Company to operate ferry service from the Stamford Property. The Company is prepared to renew its permit applications immediately upon achieving a workable resolution.

     Should a favorable resolution be achieved, the Company plans to operate high-speed ferry service from the Stamford Property to LaGuardia Airport and to Manhattan stopping at Pier 11 in downtown Manhattan. For its Stamford to Manhattan operation, the Company plans to utilize a newly designed aluminum hull catamaran with a 275-passenger capacity and a 38-knot service speed. In July 2000, the Company executed a contract and paid a deposit of $287,500 to Derecktor Shipyards for the construction of the newly designed vessel. The contract permits the Company to expand the Contract for two additional vessels. All of the design work has been completed and construction of the first vessel will commence immediately upon the Company favorably resolving the legal matter and obtaining a commitment for construction and permanent financing. The Company is confident that financing for the vessels will be obtained when the legal matter is resolved.

     Before service can begin from the Stamford Property, the Company must obtain various governmental and environmental approvals and complete site improvements. Until the Company has concluded the Legal Proceedings, it cannot make application to various governmental entities for various permits and approvals needed to commence operations. As a result of informal discussions with various governmental officials, the Company believes that upon filing of the necessary applications and expert reports the governmental approvals needed to conduct a ferry operation from the Stamford Property will be forthcoming. The Company is prepared to proceed with the application and approvals process immediately upon a definitive agreement with the contract purchaser and the execution of the Landlord Lease. The approval process takes approximately six months after all of the documents are properly filed.

          In June 2001 the Company entered into an agreement with the Perth Amboy Redevelopment Agency ("PARA") to develop a fast ferry service to be operated from an approximately five-acre riverfront site in Perth Amboy, New Jersey. The agreement includes exclusive rights to operate a fast ferry service from Perth Amboy and eight-year lease with renewal options for three additional consecutive terms of five years and a final renewal term of two years. At the end of the initial eight-year term the Company has the option to purchase the leased property for $1,000,000.

     The Company and PARA are in the process of modifying the lease agreement so as to permit the issuance of tax-free bonds for the purchase of two high-speed ferry vessels and the development of the Perth Amboy ferry site, including but not limited to, a parking lot, ferry terminal and piers. The modified and amended agreement will provide for PARA to own the vessels and the ferry site and the Company will act as the exclusive manager and operator of the site and the vessels. At the end of the initial eight-year term the Company will have the right to purchase the property and the vessels.

     The Company plans to operate high-speed ferry service from Perth Amboy to Manhattan stopping at Pier 11 in downtown Manhattan and the East 34/th/ Street Pier. The Company is in the process of obtaining the necessary governmental approvals and permits. Upon receipt of those approvals and permits, the Company will commence the rehabilitation of the site and the construction of the terminal and piers, which the Company anticipates will take six to nine months from receipt. The Company expects to begin operating the ferry service in early 2003.

Competition
-----------

     The Company currently operates in the Monmouth County, New Jersey area. In that market its main competitor is Seastreak, a well-capitalized, wholly-owned subsidiary of Sea Container Corporation, a United Kingdom based corporation. This ferry service operates from a nearby site on the Shrewsbury River, the former Connors Hotel property, and from Atlantic Highlands Yacht Harbor approximately a mile west. Seastreak has undertaken an improvement and expansion program whereby it has increased parking capacity at its Highlands facility, expanded its off-peak and weekend schedules and plans to construct a new Highlands terminal. Seastreak has substantially greater financial resources through its parent corporation, Sea Container, and the use of those resources could adversely impact the Company. Seastreak has begun operating two new vessels, which are comparable to the Company's vessels. In February 2002 Seastreak commenced operations from South Amboy in Middlesex County, New Jersey to Manhattan.

     Monmouth County has constructed a high-speed ferry facility in Belford, Monmouth County, New Jersey, which is located about seven miles northwest of the Company's site in the Highlands. New York Waterways, a privately owned company that runs primarily a short-haul service in the Hudson and East Rivers is under contract to operate this ferry service. The date for commencement of service has been extended twice and current information indicates that the facility may be operational in late 2002.

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

Government Regulation
---------------------

     The operations of the ferry vessels come under the jurisdiction of the United States Coast Guard ("USCG"). The vessels are required to pass an inspection and must have valid certificates of inspection from the USCG. The USCG conducts an in-water inspection of the vessel annually and an out-of-water inspection about every 18 months. If a violation or other problem is found, the Company is given a period within which it can correct the problem, during which time the vessels are free to operate. If the USCG deems it to be a safety hazard, the certificate of inspection is suspended immediately and the ferry cannot be operated until the necessary repairs/corrections are made. The vessels' captains and mates must also have required USCG licenses. To date, the Company has an excellent safety record and maintains the only boats in the Greater New York harbor that are American Bureau of Shipping (ABS) classified.

     The Company also obtains permits from the New York Department of Transportation for docking at city-owned ferry terminals. To date the Company has not encountered any difficulty in obtaining these permits.

Employees
---------

     As of December 31, 2001 the Company had 28 full-time employees and 5 part-time employees. Fast Ferry Holding Corporation employs 24 of the 28 full-time employees and 4 of the part-time employees. The number of employees will increase as additional ferries become operational and the Perth Amboy, NJ and Stamford, CT services become operational.

     Fast Ferry Holding Corporation has a collective bargaining agreement with Local 333, United Marine Division of the International Longshoreman Association, AFL-CIO, dated September 24, 2001. The contract runs through September 24, 2004. The contract contains a no-strike clause, specified pay rates, medical benefit guarantee and union shop provision. Annual pay increases of 4% are specified with an increase of 5% in the year following any year in which a profit is made.

     Management believes its relationship with its union and non-union employees is good.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Property, located on the Shrewsbury River in Highlands, New Jersey, which the Company acquired in September 1993, is a mostly vacant parcel of land with 463 linear feet of waterfront and has on its premises, a 4,000 square foot vacant building on the water's edge and a small office building. The Company has preliminary zoning approval for a restaurant facility, retail building, bait and tackle shop, a 23 slip marina, a concrete parking area and deep water boat fueling capacity. On December 5, 2001 the Company concluded the sale of the Shrewsbury Property for the sum of $1,150,000, less related fees, expenses and liabilities.

Corporate Offices
-----------------

     The Company's corporate offices are located at 195 Fairfield Avenue, Suite 3C, West Caldwell, New Jersey 07006, phone number 973-618-9034, and are being occupied by the Company under a sublease agreement with Anthony Colasanti, an officer and director of the Company, at a cost of $2,750 per month.

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

     NY Fast Ferry claims that the City, for the most part, has not made the improvements on the terminals. NY Fast Ferry also claims that the City has breached its duty under the Agreement to act in good faith, and instead, has acted in a manner that adversely impacted NY Fast Ferry's business. NY Fast Ferry is seeking compensatory damages and other relief. The proceeds, if any, of the suit are pledged 50% to the original shareholders of NY Fast Ferry and 50% to debis Financial Services, Inc. as a pledge of collateral against amounts owing to them pursuant to a note payable. The Company intends to continue to pursue its legal remedies in this matter.

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

     On July 28, 2000, the Company filed an Answer, denying that the Company owes Weckstein damages for breach of contract or in quantum meruit; raising several defenses, including that Weckstein failed to perform its obligations under the letter agreement; and seeking dismissal of the Complaint and an award of the Company's attorney's fees, costs and further relief that the Court deems just and equitable. Further, on July 28, 2000, the Company filed a Notice of Removal, and the case has been removed from the Supreme Court of the State of New York to the United States District Court for the Southern District of New York, based on the diversity jurisdiction of the Federal Court.

     During 2001 the discovery phase of the litigation was completed. Upon completion of discovery, Weckstein filed a motion for summary judgment, affidavits and briefs were filed. The parties are awaiting the Court's decision on Weckstein's motion. If the motion is denied, a trial date will be scheduled.

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

     In March 2001 the Company negotiated a settlement of the Legal Proceeding with the Landlord, which modified and extended the previous lease. The amended and modified lease was subject to and contingent upon the Landlord and the Company obtaining the approval of a third party ("Contract Purchaser") who was under contract to purchase from the Landlord an approximately 30-acre parcel, which included the ferry site. Subsequently a dispute arose over terms and conditions that significantly impacted the Company's ability to operate at the site and the parties were unable to resolve the issues. The Landlord and the Company were unable to obtain the consent of the Contract Purchaser. As a result the legal remedies sought by both the Landlord and the Company were pursued. Trial of the issues commenced in August 2001 before the Connecticut Superior Court. The trial was concluded in February 2002. Briefs are due to be filed by April 22, 2002 and the court's decision is expected in late April 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) On October 3, 2001 the Company held an annual meeting of shareholders at which the following matters were submitted for voting:

     (b) The following two persons were elected as directors to hold office until the next annual meeting of shareholders and until their successors have been elected and qualified:

               Gregory J. Hauke
               Richard D. King

The tabulation with respect to each nominee was as follows:

                                          % of                          % of
                                         Shares       Withhold         Shares
                            For       Represented     Authority     Represented

Gregory Hauke            3,638,646       99.5%           500          0.015%
Group A

Richard D. King          3,638,646       99.5%           500          0.015%
Group A


     (c) The other matter voted on at the shareholders' meeting and the number of votes cast for, against or withheld as well as the number of abstentions are set forth as follows:

     Proposal Two:  Extension of Anthony Colasanti's term of office as a
     ------------
Director of the Company for an additional year, to expire in 2003.

                 % of                          % of                     % of
                Shares                        Shares                   Shares
   FOR       Represented      AGAINST      Represented     ABSTAIN   Represented


3,638,636       99.5%           510           0.015%          -0-         -0-

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

     The Company's Common Stock is traded on the NASD Over-the-Counter Bulletin Board under the symbol LHFF, except that from 2000 to March 2001, the Common Stock was listed on the Pink Sheets. Prior to October 20, 2000 the Company's stock traded under the symbol LGHT. The following table sets forth the high and low bid prices of the Company's common stock during the periods indicated as reported by the Internet sources www.cnbc.com and www.aol.com.
                                 ------------     -----------

                    Calendar           High Bid Price         Low Bid Price
                    --------           --------------         -------------
2001      4/th/ Quarter           $          2.15         $        1.50
          3/rd/ Quarter                      1.70                  1.17
          2/nd/ Quarter                      1.70                  0.52
          1/st/ Quarter                      1.80                  1.00

2000      4/th/ Quarter           $         2.250         $        1.75
          3/rd/ Quarter                     2.950                  1.70
          2/nd/ Quarter                      3.00                  1.25
          1/st/ Quarter                     3.062                  0.50

     The closing bid price of the Common Stock as reported on March 25, 2002, was $1.43 per share.

Holders
-------

     As of March 25, 2002, there were 175 holders of the Company's Common Stock, who collectively held 16,845,338 issued (or issuable) and outstanding shares.

Dividends
---------

     The Company did not declare or pay cash or other dividends on its Common Stock during the last two calendar years. The Company has no plans to pay any dividends, although it may do so if its financial position changes.

     Recent Sales of Unregistered Securities.
     ---------------------------------------

     Following are descriptions of all unregistered equity securities of the Company sold during the period covered by this Form 10-KSB, excluding transactions that were previously reported in a quarterly report.

     In March 2001 the Company issued 150,000 shares of its restricted common stock with an allocated fair market value of $195,000 to Lancer Offshore Inc. as additional consideration for a $275,000 senior convertible promissory note in reliance on Section 4(2) of the Securities Act of 1933 (the "Act").

     In March 2001, the Company issued five-year warrants to purchase 50,000 shares of the Company's common stock at a price of $1.30 per share to a financial consultant in partial satisfaction of the quarterly retainer fee for services rendered. The offering was conducted in reliance on Section 4(2) of the Act.

     In May 2001, the Company issued 60,000 shares of its restricted common stock having an allocated fair market value at date of issuance of $86,500 to two financial consultants as partial consideration for services rendered in reliance on Section 4(2) of the Act:

     In June 2001, the Company issued five-year warrants to purchase 50,000 shares of the Company's common stock at a price of $1.65 per share to Capital Research Ltd. in partial satisfaction of the quarterly retainer fee for services rendered. The offering was conducted in reliance on Section 4(2) of the Act.

     In June 2001, the Company also issued the following shares of its restricted common shares in reliance on Section 4(2) of the Act:

     (i) 40,000 shares of its restricted common stock with an allocated fair market value of $68,000 to Capital Research as consideration for its efforts in obtaining a $700,000 senior convertible promissory note.

     (ii) 50,000 shares of restricted common stock which had an allocated fair market value at date of issuance of $85,000 to Capital Research Ltd. in consideration for negotiating the extension of certain senior promissory notes which matured on June 30, 2001.

     In July 2001, the Company issued to a financial consultant warrants to purchase a total of 97,500 shares of the Company's common stock exercisable for a period of five years at a price of $1.25 per share in connection with the issuance of certain senior promissory notes proceeds of which were received in April and June 2001. The offering was conducted in reliance on Section 4(2) of the Act.

     In September 2001, the Company issued five-year warrants to purchase 50,000 shares of the Company's common stock at a price of $1.40 per share to Capital Research Ltd. in partial satisfaction of the quarterly retainer fee for services rendered. The offering was conducted in reliance on Section 4(2) of the Act.

     In September 2001, the Company issued the following shares of its restricted common stock in reliance on Section 4(2) of the Act:

     (i) 1,500 shares of its restricted common shares having an allocated fair market value $2,142 on issuance date to a holder of the Company's convertible promissory notes in consideration for a one-year note extension.

     (ii) 1,125 shares, having an allocated fair market value on the date of issuance of $1,375 to the following purchasers of the Company's convertible promissory note bearing interest at 10.5% per annum and maturing one year from issuance.

           Name                    Principal Amount of Note     Number of Shares


           Joseph Bruno                     $20,000                 1,000
           Lowell Kupfer                      5,000                   125


     In October 2001, the Company sold 30,000 shares of its restricted common stock having a fair market value on the date of issuance $24,000 to the following accredited investor. The offering was conducted in reliance on Section 4(2) of the Act.


           Name                                          Number of Shares

           Herbert and Lois Rake                              30,000

                                                              30,000

     In October 2001, the Company issued six-year warrants to purchase 150,000 shares of its common stock at $1.50 per share. The warrants were issued as additional consideration for a $350,000 mortgage note payable bearing interest at 18% maturing on April 1, 2002. The offering was conducted in reliance on
Section 4(2) of the Act.

     In October 2001, the Company entered into an Amendment to Senior Promissory Note Agreement whereby the Company agreed to issue a total of 2,136,500 shares with an aggregate allocated fair market value of $2,350,150 to the following entities: 1,100,000 to Lancer Offshore, Inc.; 250,000 shares to The Viator Fund, Ltd.; 275,000 shares to Lancer Partners, L.P.; 150,000 shares to Joseph Giamanco; 50,000 shares to James Kelly; 50,000 shares to Joseph Roselle; and 261,500 shares to Capital Research Ltd. in consideration of the extension of the maturity dates of certain Senior Convertible Promissory. The offering was conducted in reliance on Section 4(2) of the Act.

     In October 2001, the Company issued the following shares of its restricted common stock in reliance on Section 4(2) of the Act:

     (i) 5,236 shares of restricted common stock to Anthony Colasanti in lieu of cash payment for deferred salary in the amount of $8,000.

     (ii) 50,000 shares of restricted common stock, which had an allocated fair market value at date of issuance of $55,000 to Capital Research Ltd. in consideration for negotiating the extension of certain senior promissory notes that matured on October 31, 2001.

     (iii) 2,500 shares, having an allocated fair market value on the date of issuance of $3,855 to the following purchasers of the Company's convertible promissory note bearing interest at 10.5% per annum and maturing one year from issuance.

            Name                   Principal Amount of Note     Number of Shares


            Herman Vaden                   $20,000                    1,000
            Gary Von Bargen                  5,000                      250
            Nick Paleologos                 25,000                    1,250

     (iv) 625 shares of restricted common stock having an allocated fair market value $1,029 on issuance date to holders of the Company's convertible promissory notes in consideration for a one-year note extension.

     (v) 20,000 shares of restricted common stock having a fair market value of $30,000 on issuance date to a financial consultant as partial consideration for his efforts in raising capital funds.

     In November 2001, the Company issued the following shares of its restricted common stock in reliance on Section 4(2) of the Act:

     (i) 10,000 shares of restricted common stock, 5,000 shares each, having a fair market value at issuance date of $11,000 to the outside members of the Board of Directors as compensation for services rendered as Board members.

     (ii) 10,000 shares of restricted common stock having a fair market value of $11,000 on issuance date to a financial consultant as partial consideration for his efforts in raising capital funds.

     (iii) 10,000 shares of restricted common stock having an allocated fair market value at issuance date of $11,000 as consideration for a short-term loan in the amount of $150,000.

     In December 2001, the Company sold 10,000 shares of its restricted common stock having a fair market value on the date of issuance $10,000 to the following accredited investor. The offering was conducted in reliance on
Section 4(2) of the Act.

            Name                                          Number of Shares


            Herbert and Lois Rake                              10,000

                                                               10,000


     In December 2001, the Company issued the following shares of its restricted common stock in reliance on Section 4(2) and Rule 506 of the Act:

     (i) 3,375 shares, having an allocated fair market value on the date of issuance of $3,713 to the following purchasers of the Company's convertible promissory note bearing interest at 10.5% per annum and maturing one year from issuance.

            Name                            Principal Amount of Note       Number of Shares

            Nan Davidson and Alicia Gall             $20,000                     1,000
            Gary Von Bargen                            5,000                       125
            Paul Goodman                              20,000                     1,000
            Louise Wright                             25,000                     1,250

     (ii) 600,000 shares of its restricted common stock with an allocated fair market value of $660,000 to The Orbiter Fund as additional consideration for a $600,000 senior convertible promissory note bearing interest at 10.0% per annum due May 31, 2002. This note is convertible into the Company's common stock at $1.00 per share. The note must be repaid out of any financing greater than $3,000,000 that the Company receives.

     (iii) 60,000 shares of its restricted common stock with an allocated fair market value of $66,000 to Capital Research as consideration for its efforts in obtaining a $600,000 senior convertible promissory note.

     (iv) 10,000 shares of restricted common stock having an allocated fair market value on issuance date of $11,000 to the holder of a short-term mortgage note in consideration for release of the mortgage and extension of the unpaid balance of $90,000.

     (v) 20,000 shares of restricted common stock having an allocated fair market value of $22,000 issued to Anthony Cappaze as consideration for pledging certain of his shares of common stock as collateral to secure for the Company a short-term debt obligation.

     In December 2001, the Company issued five-year warrants to purchase 50,000 shares of the Company's common stock at a price of $1.56 per share to Capital Research Ltd. in partial satisfaction of the quarterly retainer fee for services rendered. The offering was conducted in reliance on Section 4(2) of the Act.

     In all transactions above, the stock was issued for an amount that the Board of Directors of the Company believed was a fair market value for restricted securities of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, along with the other information contained elsewhere in this Form 10-KSB.

Comparison of twelve-month periods ended December 31, 2001 and December 31, 2000 is as follows.

RESULTS OF OPERATIONS
---------------------

Revenues - NYFF's operations consolidated revenues increased by 10.04% to
--------
$4,421,859 for the twelve months ended December 31, 2001, compared to $4,018,323 for the comparable period in 2000. The overall increase net of decreases are explained as follows:

     Passenger Ticket Sales - Revenues from passenger ticket sales totaled $3,897,260 as compared to approximately $3,370,690 in the prior year, a 15.62% increase. The increase is attributable to an increase in daily ridership at the Company's Highlands, New Jersey site and the commencement of new service at Keyport, New Jersey. Total annual ridership at Highlands for this period was 297,775 an increase of 16,900 over the year ended December 31, 2000. From commencement of service on October 15, 2001 through December 31, 2001, the ridership at the Keyport site totaled 24,693.

     Galley Sales - Revenues from galley sales totaled $234,577 as compared to $215,790 in the prior year, an 8.71% increase. The increase is directly attributable to the increased ridership at the Company's Highlands, New Jersey site and the commencement of new service at Keyport, New Jersey in the year ended December 31, 2001.

     Charter Sales - Charter sales declined $156,437 from $431,841 in 2000 to $275,404 in 2001, a 36.23% decline. The decline is primarily attributable to the fact that during OpSail 2000 held over the four day July 4th holiday, the Company increased nearly fourfold its scheduled holiday excursion trips into and around Manhattan and the New York Harbor.

Cost of Services - NYFF's cost of services increased by $790,304, or 20.75%, to
----------------
$4,598,739 for the twelve months ended December 31, 2001, compared to $3,808,435 for the comparable period in 2000. The overall changes are detailed follows:

     Salary and Related Benefits - Salary and related benefits increased by 17.49% to $860,838 for the twelve months ended December 31, 2001, compared to $732,709 for the comparable period in 2000. The increase is attributable to an increase in headcount related to the new operations at Keyport, a 4% wage increase for union employees and an increase in the premiums for group health insurance.

     Fuel and Oil Related Costs - Fuel and oil related costs increased by 4.30% to $709,430 for the twelve months ended December 31, 2001, compared to $680,183 for the same period in 2000. The net increase is attributable to an increase in the scheduled runs from Highlands and the new service in Keyport with one vessel commencing operation on October15, 2001 and a second vessel commencing operation in early November 2001. The increase in fuel and oil usage is offset by a decline in the price of fuel over the first half of 2001 from a range per gallon of $0.97 to $1.09 to a range of $0.68 to $0.79 in the second half of the 2001.

     Boat Maintenance and Related Supplies - Boat maintenance and related costs increased by 23.21% to $581,549 for the twelve months ended December 31, 2001, compared to $472,001 for the comparable period in 2000. The increase in Boat maintenance and related costs is attributable to unscheduled maintenance, which resulted from increased debris in the water after the events of September 11,2001, and the addition of two vessels for the Keyport operations.

     Docking and Parking Related Fees - Docking and parking related fees increased by 8.73% to $536,848 for the twelve months ended December 31, 2001, compared to $493,735 for the comparable period in 2000. The increase in docking and parking related fees are a result of increased ridership, the addition of an second parking and docking site in Highlands commencing December 15, 2000 and the commencement of operations in Keyport. The docking and parking related fees are primarily based on the number of passengers embarking and debarking from each ferry site.

     Ferry and Barge Rental - For the twelve months ended 2001, ferry and barge rental totaled $467,787 as compared to $56,175 in 2000. The expense is primarily related to the charter of two vessels for the Keyport service and the charter of vessels to be used at highlands to provide a continuation of service during scheduled dry dock maintenance of the M/V Bravest and M/V Finest.

     Insurance - Insurance costs increased by 9.56% to $147,447 for the twelve months ended December 31, 2001, compared to $134,578 for the comparable period in 2000. The overall increase in insurance related costs is primarily a result of higher insurance premiums.

     Charter and Excursion - The charter and excursion expenses declined by 18.28% to $66,278 for the twelve months ended December 31, 2001 as compared to $81,104 for the comparable period in 2000. The decrease is primarily attributable to a reduction in the number charter excursion trips offered during July 4/th/ events in 2001 compared to the offering during the same holiday in 2000 when Opsail 2000 was held in New York harbor during the four-day July 4/th/ holiday weekend.

     Galley Cost of Goods Sold - The galley cost of goods sold increased by 1.64% to $159,513 for the twelve months ended December 31, 2001 as compared to $156,939 for the comparable period in 2000.

     Other Direct Operating Costs - Other direct operating costs increased to $139,540 for the year ended December 31, 2001 from $91,005 for same period in 2000, a 53.33% increase. The increase is primarily attributable to the additional operation at Highlands and the new operation at Keyport plus corresponding increases in personnel headcount.

     Depreciation - For the twelve months ended December 31, 2001, depreciation increased by 2.14% to $929,509 as compared to $910,006 for the comparable period in 2000, an increase of $19,503. The overall increase is attributable to an increase in vessel equipment associated with upgraded equipment for the Finest and Bravest and ticket machines and the purchase of new computer and office equipment.

Selling, General and Administrative Expenses - The Company's selling, general
--------------------------------------------
and administrative expenses increased $185,708, or 10.92% to $1,885,850 for the twelve months ended December 31, 2001, compared to $1,700,142 for the comparable period in 2000. The changes for the period under review are comprised of the following:

     Ferry Administration, Salary and Related Benefits - Salary and related benefits for Ferry Administration increased by 31.70% to $371,073 for the twelve months ended December 31, 2001, compared to $281,753 for the comparable period in 2000. The increase is attributable to additional personnel for the Keyport ferry operation, salary increases for key personnel and an increase in the cost of group health insurance premiums.

     Corporate Administration, Salary and Related Benefits - Salary and related benefits for Corporate Administration increased by 29.61% to $586,604 for the twelve months ended December 31, 2001, compared to $452,597 for the comparable period in 2000. The increase is related to salary increases and an increase in the cost of group health insurance premiums.

     Professional Services - Professional services, comprised of legal, accounting and consulting services, decreased by 35.89% to $385,604 in the twelve months ended December 31, 2001 compared to $601,453 for the comparable period in 2000. The decrease is primarily related to expenses incurred in 2000 that did not recur in 2001 with respect to the Company's filing in 2000 of Form 10-SB and the related legal and audit expenses and expenses incurred in 2000 in connection with financial consultants related to the Company's capital raising efforts.

     Office Facility and Related Expenses- Office facility and related expenses includes rent, utilities, maintenance and general office expenditures for the Company's corporate office in West Caldwell, New Jersey and its operations office in Highlands, New Jersey. For the twelve months ended December 31, 2001, this category of expenses increased by 60.0% to $202,111 as compared to $126,321 for the comparable period in 2000. The increased expenses are primarily attributable to upgraded computer and network equipment and systems and increases in telephone, utilities and office supplies, a direct result of increases in headcount and the addition of the Keyport operations.

     Travel and Related Automobile Expenses - Travel and related automobile expenses increased by 29.57% to $88,567 for the twelve months ended December 31, 2001 as compared to $68,357 for the comparable period in 2000. The increase is attributable to travel between the marina operations and headquarters, travel associated with the Company's capital raising efforts and travel connected with acquiring vessels for the Keyport operation.

     Depreciation Expense - Depreciation expense decreased in the twelve months ended December 31,2001 to $5,496 from $5,868 for the comparable period in 2000, a 6.34% decrease. The decrease is related to assets that have been fully depreciated.

     Corporate Expense - Other - Other corporate related expenses increased by 50.43% to $246,395 for the twelve months ended December 31, 2001 as compared to $163,793 for the comparable period in 2000. The net increase is related primarily to cost of Directors and Officers insurance, the accrual of a contingent liability related to the Weckstein lawsuit and offset by a reduction in public company costs.

New Business Development Costs - For the twelve months the consolidated
------------------------------
company's new
business development costs increased by $611,566 to $712,243, as compared to $100,677 for the comparable period in 2000. The changes for the period under review are comprised of the following:

     Stamford Direct Operating Costs - Stamford direct operating costs totaled $367,522 for the twelve months ended December 31, 2001, compared to $100,677 for the comparable period in 2000, an increase of 265.05%. The increase in 2001 is primarily attributable to legal costs associated with the lease dispute related to the site for the planned Stamford, CT to Manhattan ferry service, while the expenses in 2000 were primarily for rent and engineering fees.

     Other New Business Development Costs - For the twelve months ended December 31, 2001, the Company incurred $344,721 as compared to $0 in the previous period under review. These expenditures are comprised of legal, engineering and other professional services fees related to the development of ferry service in Keyport and Perth Amboy, New Jersey.

Marketing Expenses - Marketing expenses decreased to $53,976 for the twelve
------------------
months ended December 31, 2001 as compared to $75,243 for the comparable period in 2000, a reduction of $21,267, or 28.26%. The decrease is related to a reduction in expenditures related to corporate activities aimed at increasing the company's exposure in the financial markets

Interest Expense and Financing Costs - Interest expense and financing costs are
------------------------------------
attributable to the mortgages on the vessels and debt financing of the Company's current operations and business development. Interest expense and financing costs increased by 198.52% to $9,049,807 for the twelve months ended
December 31, 2001, compared to $3,031,568 for the comparable period in 2000. The increase relates primarily to the issuance of shares of common stock and warrants as additional consideration for new financing entered into during 2001 and extension of debt that became due in 2001.

Net Loss - For the twelve months ended December 31, 2001, net loss increased by
--------
$6,743,807, or 134.41%, to $11,761,214 from a loss of $5,017,407 for the same period of 2000. The increased net loss is the result of an increase in cost of operations of approximately $1,382,000, which is primarily attributable to (i) an increase in costs related to the development of new ferry sites of approximately $612,000, (ii) costs of operations of new ferry service such as ferry charter and rent expenses; and (iii) an increase of $6,018,239 in interest and amortization of financing costs, primarily a non-cash expense resulting from the issuance of common stock as consideration for the issuance of new convertible promissory notes and other debt instruments and extensions of maturing debt. Allocated fair market value of the shares is charged to operations as a financing cost over the term of the notes and extensions.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Since inception, the Company has funded its operations primarily through funds generated from private placements of equity securities and debt, including convertible promissory notes, and institutional financing. In the twelve months ended December 31, 2001, the Company raised proceeds in the amount of $276,500 through the private placement of 294,295 shares of restricted common stock to accredited investors, $2,130,000 from the issuance of convertible promissory notes to accredited investors and $550,000 from the issuance of other short-term financing arrangements. Additionally, the Company realized approximately $600,000, net of related fees, expenses and liabilities, from the sale of its Shrewsbury Avenue Property.

     Also, in 2001 the Company received proceeds of $350,000 from a term note secured by a second mortgage on the Company's two ferry vessels. The note bears an annual interest rate of 18% with principal of $30,000 and interest to be paid monthly commencing November 1, 2001. The note matures on April 1, 2002 with a final payment due of $200,000. In March 2002, at management's request the lender modified and extended the terms of the note with interest payments only for three months and principal and interest payments payable over a twelve-month term thereafter.

     The combined cash proceeds received through its capital raising efforts, the cash flow from operations and the sale of the Property in calendar year 2001 was sufficient to meet the Company's obligations as they became due, to fund its expansion and to implement its strategic business objectives with the exception primarily of its vessel mortgage payments in the fourth quarter of 2001.

     While NY Fast Ferry operationally generates sufficient net cash flow to cover its direct operating costs, it does not consistently generate cash flow sufficient to cover principal and interest payments for both vessel mortgages or to repay its line of credit. In the three weeks immediately after the events of September 11, 2001, the Company's revenues were adversely affected by the closing of lower New York harbor for several days and intermittent closings thereafter, as well as the time it took for businesses in lower Manhattan to reopen or relocate. Consequently, the Company fell into a delinquent status with these payments.

     As of December 31, 2001, the outstanding balances of the two preferred ship mortgages notes payable held by debis Financial Services, Inc. ("Debis"), on the vessels M/V Finest and M/V Bravest, were $4,856,784 and $4,798,573, respectively. The ship mortgages each require monthly payments of principal and interest in the amount of $56,719. The Company is currently delinquent in these payments.

     The line of credit held by Debis and assumed by the Company in the acquisition of NY Fast Ferry had an outstanding balance at December 31, 2001 of approximately $919,000. The line of credit, also secured by mortgages on the two vessels, originally required a final payment of $934,000 on December 10, 2000, which the company was unable to make. These two preferred ship mortgages and the line of credit are further secured by cross collateralization agreements, assignment of personal property, a pledge of a potential receivable arising out of a lawsuit against the City of New York, and a Company guarantee. The Company and Debis are presently in negotiation to restructure the payment of the debt.

     The Company, as of December 31, 2001, had a working capital deficiency of $8,862,460. The holders of senior convertible promissory notes totaling $5,083,000 plus accrued interest of approximately $800,000 have indicated to the Company their intention to convert their debt on a dollar for dollar basis if the Company is able to obtain a significant equity infusion. Additionally, the holder of a secondary mortgage on the vessels with a balance of $290,000 at December 31, 2001 and a principal payment of $200,000 due on April 1, 2002 agreed to modify the terms of the loan and accept interest payments only during the second quarter of 2002 and payments of principal and interest of approximately $20,000 a month for twelve months thereafter. To date upon request from the Company it has received extensions from substantially all lenders and note holders. In consideration for the extensions in 2001, the Company issued to such lenders and note holders shares of its restricted common stock and charged the allocated fair market value of the shares, approximately $5,500,000 to operations as financing costs.

     In the planned development of its commercial operations, the Company's combined losses are expected to continue as the Company expands its ferry routes and until each new site becomes fully operational. The Company's ability to meet its obligations in the ordinary course of business is dependent upon it achieving operational profitability and continuing to obtain adequate funding. The Company's ability to fulfill its expansion objectives is also dependent upon its ability to secure financing for the acquisition of additional vessels. The Company is currently in discussions with several financial entities that provide funding for such equipment and it believes that it will be able to secure such financing on terms acceptable to the Company. Moreover, the acquisition of additional ferry vessels and the improvement of landside ferry facilities will require significant capital funding, if the Company is unsuccessful in obtaining federal funding that is currently available for expansion of ferry service.

     The Company is aggressively pursuing federal funding that is presently available for ferry service operators in the metropolitan New York area. A federally sponsored bill through an emergency appropriations funding included in the Department of Defense Appropriations, secured by New Jersey Senators Torricelli and Corzine, has allocated $100 million specifically to expand ferry service between New Jersey and New York. Federal funds are also available through the Federal Emergency Management Agency ("FEMA") for any costs or expenses incurred as a result of the September 11/th/ attacks as well as for the development of ferry services in certain designated municipalities which include Perth Amboy.

     Additionally, the Perth Amboy Redevelopment Agency has authorized the sale of $14 million in tax-free municipal bonds to be used specifically for the development of high-speed ferry service that will be provided exclusively by the Company through its operating subsidiary. These funds will be used for the development of the landside facilities and the acquisition of two ferry vessels.

     Although there can be no assurances that the Company will be successful in obtaining funding from any of these sources, it is confident that as a currently operating ferry service with over three years of operational history, it is favorably positioned to secure some funding from these sources.

     Although the Company has been successful to date in its efforts to raise funds and negotiate extensions, there can be no assurances that the Company will continue to be successful in its efforts to obtain funds and extensions. However, it is management's opinion, that through the sales of its common stock and other financing arrangements combined with cash flow from operations, the Company will continue to be successful in raising sufficient funds to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

     In the event the Company's plans change, its assumptions change or prove to be inaccurate or the proceeds of the interim financing or cash flows prove to be insufficient to fund operations, the Company may find it necessary or desirable to reallocate funds within the above described business strategies, seek additional financing or curtail its activities. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all, or that the Company will be able to negotiate more favorable payment terms with its existing creditors. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to meet its current obligations, take advantage of unanticipated opportunities, develop new services or otherwise respond to unanticipated competitive pressures. Such inability could have a material adverse effect on the Company's business, financial condition and results of operations.

Subsequent Events
-----------------

     In February 2002, holders of certain senior promissory notes totaling $4,373,000, due on February 28, 2002, extended the maturity dates for such notes to August 31, 2002. In consideration for the extension, the Company issued to the note holders 2,236,500 shares of its restricted common stock. In consideration for the services of a financial consultant in negotiating the extension the Company issued the consultant a senior convertible promissory note in the amount of $100,000 and 50,000 shares of restricted common stock.

     In February and March 2002, the Company received proceeds from four 10.5% convertible promissory note totaling $30,000. Each convertible promissory note carries a simple interest rate of 10.5%, with interest payable quarterly, and matures one year from date of issuance. In connection therewith, the Company issued to the note holders 600 shares of its restricted common stock.

     In March 2002, the Company received proceeds from senior convertible promissory notes totaling $650,000. Each senior convertible promissory note carries a simple interest rate of 10%, with interest payable quarterly. Notes in the amount of $500,000 mature July 31, 2002 and a note in the amount of $150,000 matures on September 22, 2002. In connection therewith, the Company issued to the note holders 650,000 shares of its restricted common stock. The Company issued a promissory note in the amount of $50,000 to a financial consultant who arranged the loan in lieu of a fee.

     In March 2002, the Company received proceeds of convertible promissory notes totaling $50,000, maturing in 90 days and bearing interest at the rate of 12% per annum. In consideration for such loan, the Company issued to the note holders a total of 15,000 shares of its restricted common stock. Should such Conversion Rights be exercised, the Company shall issue such shares to the Lender at the rate of one share of common stock for each $1.00 of the indebtedness then due and owing.

     In the three months of January through March 2002, holders of convertible promissory notes aggregating $35,000 extended the notes' maturity dates for an additional term of one year. In consideration thereof, the Company issued such note holders a total of 875 shares of its restricted common stock.

     In February 2002, the Company's litigation in the Stamford, CT lease matter was completed. A decision is expected by late April 2002.

     On February 28, 2002 the Company's lease for its corporate offices at 195 Fairfield Avenue, West Caldwell, New Jersey expired. The Company executed a new lease with CEC Realty, LLC, an entity in which an officer and director of the Company is a principal. The new lease is for a two-year term commencing March 1, 2002 and provides for the Company to occupy additional space. The monthly rental for the two-year period is $3,150.

     In March 2002, the Company negotiated a modification of a short-term mortgage note having a $200,000 principal payment due on April 1, 2002. The modified terms of the note permit interest only payments in the second quarter of 2002 and principal and interest payments of approximately $20,000 per month for the following twelve months. In consideration for the extension, the Company issued 100,000 shares of its restricted common stock, the fair market value of which will be charged to operations over the term of the extension as financing costs.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 16, 2001, the Company's Board of Director's dismissed its accountants, Weinick Sanders, Leventhal & Co. LLP, Certified Public Accountants and on October 18, 2001 engaged Rothstein, Kass & Company, P.C. as its independent auditor. On October 18, the Company filed a Current Report on Form 8-K to report the change in accountants.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The names, ages, municipalities of residence, positions with the Registrant, and principal occupations of the directors and executive officers of the Registrant as of March 25, 2002 are as follows:


        Name, Age and
    Municipality Residence                  Office                  Other Business Experience
    ----------------------                  ------                  -------------------------
Anthony Cappaze                 Chairman, Chief Executive        President of Trinity Group
Short Hills, NJ                 Officer of the Company and       since 1998; Regional Manager
Age: 58                         Director since its inception.    for Northern Telecom 1983 -
                                                                 1998.

Anthony Colasanti               Vice President, General          Partner in the law firm of
West Orange, NJ                 Counsel and Director of the      Colasanti and Scott July 1998
Age: 59                         Company since 1996. Secretary    - 1999; partner in the law
                                of the Company since January     firm Colasanti, Ermel & Cosale
                                1999.                            1994 - 1998.

Gregory J. Hauke                Director of the Company since    President of Hauke Realty,
Freehold, NJ                    June 2000.                       Inc. since 1985.  Chief
Age: 51                                                          Financial Officer of Phoenix
                                                                 Funding since 1996.

Richard King                    Director of the Company since    Engineering and project
West Orange, NJ                 October 2001.                    management consultant since
Age: 63                                                          2000; Con Edison 1963 - 2000;
                                                                 Chief Engineer 1997 -2000.

Patricia Beene                  Chief Financial Officer of the   Partner in consulting firm -
Summit, NJ                      Company since October 2001.      Inferential Focus 1999 - 2001;
Age: 47                                                          Chief Financial Officer of
                                                                 Beau Dietl & Associates 1996 -
                                                                 1999.

     Messrs. Hauke and King serve as the Company's Audit Committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.
--------------------------------------------------------------------

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's directors and certain of its officers to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission and Nasdaq. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that all reports on Forms 3, 4 or 5 required to be filed were filed on a timely basis for the fiscal year ended December 31, 2001 other than Joseph Giamanco, who failed to timely file a Form 3, and Joseph Giamanco, and Francis Matusek, who failed to timely file Forms 5.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation and other Benefits of Executive Officers.
-----------------------------------------------------

     The following table sets out the compensation received for the calendar years December 31, 2001, 2000 and 1999 in respect to each of the individuals who were the Company's chief executive officer at any time during the last fiscal year and the Company's four most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

            FISCAL YEAR COMPENSATION                                              LONG TERM COMPENSATION

                                                                               Awards                     Payouts
                                                                               ------                     -------
                                                                                          Restricted
                                                                                            Shares
     Name and                                     Other Annual                                or               All other
Principal Position                                Compensation    Securities underlying  Restricted   LTIP      Compen-
------------------           Salary/(1)/  Bonus   ------------        Option/SARs            Share   Payouts    sation
                      Year       ($)       ($)                          Granted             Units      ($)        ($)
                      ----       ---       ---                          -------             -----      ---        ---
Anthony Cappaze/      2001     150,000      0           0               200,000                                 12,500
Chairman              2000     150,000      0           0               300,000              0          0            0
and CEO               1999     100,000      0           0               300,000              0          0        5,700


Anthony Colasanti     2001     133,793      0           0               200,000              0          0        9,000
VP,General            2000     114,334      0           0               250,000              0          0            0
Council &
Secretary

John Ferreira/(2)/    2001     88,542       0           0                  0                 0          0        5,000
CFO                   2000     71,667       0           0                  0                 0          0        5,000

Patricia Beene/(3)/   2001     31,250       0           0               175,000              0          0        1,500
CFO

_______________________
/(1)/ The base compensation is recorded and accrued, but some payments are deferred in the interest of optimizing the Company's cash flow for the calendar years ended December 31, 1999, 2000 and 2001. At various times during 2000 and 2001 Colasanti elected to receive stock in lieu cash payment of deferred salary.

(2) Mr. Ferreira's was employed by the Company from May 31, 2000 through July 11, 2001.
(3) Ms. Beene's employment commenced October 1, 2001.


Stock Option Plan.
-----------------

     The Board of Directors of the Company has adopted a stock option plan effective March 10, 2000, which was approved by the shareholders on August 21, 2000. The stock option plan was adopted in order to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to the Company's employees and to promote the success of the Company's business. The Company has reserved 1,115,000 shares of its common stock under the stock option plan. As of December 31, 2001, no options have been granted under the stock option plan.

Agreements with Management.
--------------------------

     Mr. Cappaze, Chairman and CEO, signed an employment agreement in January 2000, which runs for a three-year term through December 31, 2002 and provides for an annual base salary of $150,000. The employment agreement grants him warrants for the purchase of an aggregate of 300,000 shares of common stock at $1.00 per share vesting and exercisable in equal portions at the anniversary dates of the agreement. Mr. Cappaze was also granted options, which expire on 1/1/07, to acquire 200,000 shares of common stock at $1.00 per share, of which options for 100,000 shares are exercisable as of January 1, 2002, and the remainder become exercisable on January 1, 2003.

     Mr. Colasanti, Vice President-Secretary and General Counsel, previously an outside consultant, signed an employment agreement dated February 2000 for a period of thirty-five months through December 31, 2002. The agreement provides for a base salary of $120,000 per year and grants him warrants for the purchase of an aggregate of 150,000 shares of common stock at $1.00 per share vesting and exercisable in equal portions at the anniversary dates of the agreement. Mr. Colasanti was also granted options, which expire on 1/1/07, to acquire 200,000 shares of common stock at $1.00 per share, of which options for 100,000 shares are exercisable as of January 1, 2002, and the remainder become exercisable on January 1, 2003.

     In May 2001, the Board of Directors elected to renew and extend both Cappaze's and Colasanti's contracts through December 31, 2004 and to accelerate the vesting and exercisable provisions of the warrants granted under said contracts so that the warrants become exercisable immediately. Colasanti's base salary was increased to $144,000 annually and the warrants granted under his contract were modified to increase the number of shares granted from 150,000 to 300,000 with 100,000 exercisable at each anniversary date.

     Effective October 1, 2001, the Company entered into a two-year employment agreement with Patricia Beene to serve in the capacity of Chief Financial Officer. For the period from October 1, 2001 to September 30, 2002, Ms. Beene will receive a salary at the rate of $125,000 per annum. The agreement also grants warrants to purchase 175,000 shares of the Company's common stock at $1.00 per share with 50,000 shares vesting and exercisable upon execution of the contract and on the first anniversary of the agreement and 75,000 shares vesting and exercisable upon execution of the contract and on the second anniversary of the agreement.

     Messrs. Cappaze and Colasanti and Ms. Beene are individually referred to from time to time as "Employee" or collectively as "Employees" in this section. In addition to the base salaries, the Employees are entitled to merit increases in salaries during the term of the agreements in amounts and at such times as determined by the Board of Directors of the Company. The Company may terminate the employment of the Employees for death, disability or due cause. The Company may also terminate the employment of the Employees for any reason other than the above for whatever reason it deems appropriate and in that event, the Company shall (i) pay to the Employee a lump sum one and one half times his annual base salary at the annual rate then in effect and (ii) give Cappaze and Colasanti warrants to purchase 200,000 shares of the Company's common stock at $1.00 per share exercisable for period of five (5) years from the date of termination and Beene warrants to purchase 25,000 shares of the Company's common stock at $1.10 per share exercisable for period of five (5) years from the date of termination.

     In the event of a change in control of the Company, the Employees have the option to terminate their respective employment agreements within one year of the event and be entitled to an amount equal to two times the Employee's annual salary and Cappaze and Colasanti would be granted warrants to purchase 200,000 shares of the Company's common stock at $1.00 per share exercisable for period of five (5) years from the date of termination and Beene granted warrants to purchase 25,000 shares of the Company's common stock at $1.10 per share exercisable for period of five (5) years from the date of termination.

Option/Stock Appreciation Rights ("SAR") Grants during the most recently
------------------------------------------------------------------------
completed Fiscal Year.
---------------------

     The following table sets out the stock options and stock warrants granted as bonuses, which were granted by the Company during 2001 to the Named Executive Officers of the Company. The following amounts include options that were granted prior to 2001 but were repriced during that year.

                                                OPTION/SAR GRANTS IN PREVIOUS YEAR
                                                         INDIVIDUAL GAINS

                          Number of           % of Total
                         Securities          Options/SARs
                         Underlying           Granted to
                        Options/SARs         Employees in        Exercise or Base      Market Price on
Name                     Granted (#)         Fiscal Year           Price ($/Sh)         Date of Grant       Expiration Date
----                     -----------         -----------           ------------         -------------       ---------------
Anthony Cappaze            100,000              15.4%                  $1.00                $1.00                1/1/2006
                           100,000              15.4%                  $1.10                $1.10                5/1/2006

Anthony Colasanti          100,000               7.7%                  $1.00                $1.00                1/1/2006
                           150,000              23.1%                  $1.10                $1.10                5/1/2006

Patricia Beene             175,000              26.9%                  $1.00                $1.00               10/1/2006

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

Aggregated Option/SAR Exercised in Last Fiscal Year and FY-End Option/SAR Values


                                                                        Number of Securities
                                                                             Underlying
                                                                             Unexercised                Value of
                                                                         Options/SARs at FY-           Unexercised
                                                                               End (#)                Options/SARs at
                                                                                                        FY-End ($)

                         Shares Acquired on                                   Exercisable/             Exercisable/
Name                        Exercise (#)          Value Realized ($)         Unexercisable             Unexercisable
----                        ------------          ------------------         -------------             -------------
Anthony Cappaze                  -0-                    -0-                 600,000 exercisable           $215,000

Anthony Colasanti                -0-                    -0-                 650,000 exercisable           $185,000

Patricia Beene                   -0-                    -0-                  50,000 exercisable           $ 25,000
                                                                            125,000 unexercisable         $ 87,500


Compensation of Directors.
-------------------------

     Outside Directors of the Company are paid $500 per meeting for their services rendered. Additionally, the outside directors are reimbursed for all expenses incurred by them in attending board meetings. Effective with the election of Directors in October 2001, all outside directors shall receive 5,000 shares of common stock per year, in consideration for serving on the Company's Board of Directors.

Benefit Plans.
-------------

     The Company currently has no retirement, pension, profit-sharing or insurance or medical reimbursement plans covering its officers and directors, but does contemplate implementing group health, term life insurance and 401(k) plans once additional full-time management employees are hired. The NY Fast Ferry group has a group health insurance plan and a 401(k) plan for its employees. The Company's employees participate in NY Fast Ferry's health insurance plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 25, 2002, the number of shares of the Company's outstanding $0.01 par value common stock beneficially owned by each of the Company's current directors and the Company's executive officers, the number of shares beneficially owned by all of the Company's current directors and named executive officers as a group, and the number of shares owned by each person who owned of record, or was known to own beneficially, more than 5% of the Company's outstanding shares of common stock.


Name and Address                                 Amount and Nature of               Percent of
Of Beneficial Owner                              Beneficial Ownership              Common Stock
-------------------                              --------------------              ------------
Anthony Cappaze                                      1,780,850/(1)/                   10.09%
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ 07006

Anthony Colasanti                                      730,838/(2)/                    4.18%
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ 07006

Patricia Beene                                          65,000/(3)/                       *
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ 07006

Gregory J. Hauke                                        34,250                            *
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ 07006

Richard King                                             5,000                            *
195 Fairfield Avenue, Suite 3C
West Caldwell, NJ 07006

All current directors and executive                  2,615,938/(4)/                   14.26%
 officers as a group (five persons)

________________________________
*Less than one percent.

(1) Includes 718,700 shares owned by Cappaze Associates, L.P., of which Mr. Cappaze is the General Partner; 78,000 shares owned by Elchanan Dulitz FBO Ashley North Ave. Inc., to which Mr. Cappaze pledged stock to secure a loan to the Company; 15,000 shares owned by Mr. Cappaze's spouse; options to acquire 200,000 shares at $1.75 per share until 6/11/2005; warrants to purchase 100,000 shares at $1.25 per share until 10/27/2007; warrants to purchase 100,000 shares at $1.00 per share until January 2006; warrants to purchase 200,000 shares at $1.25 per share until 1/1/07; warrants to purchase 100,000 shares at $1.00 until 1/1/07; and warrants to purchase 100,000 shares at $1.10 until 5/16/07.
(2) Includes options to acquire 100,000 shares at $1.50 per share until 12/20/2006; warrants to purchase 100,000 shares at $1.25 per share until 10/27/2006; warrants to purchase 200,000 shares at $1.25 per share until January 2005; warrants to purchase 50,000 shares at $1.00 per share until January 2006; and warrants to purchase 150,000 shares at $1.10 until 5/16/07.
(3) Includes options to acquire 50,000 shares at $1.00 per share until 9/30/04. Does not include options to acquire 50,000 shares at $1.00 per share until 9/30/05 and options to acquire 75,000 shares at $1.00 per share until 9/30/06, which are not exercisable until 10/01/02 and 10/01/03, respectively.
(4)  Includes footnotes (1) through (3).

Other Owners.
------------

     To the knowledge of the Directors and officers of the Company, as of March 25, 2002, there are no persons and/or companies who or which beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to all outstanding shares of the Company, other than the following:


Name and Address                                 Amount and Nature of              Percent of
of Beneficial Owner                              Beneficial Ownership             Common Stock
-------------------                              --------------------             ------------
Capital Research Ltd.                               2,417,250/(1)/                   13.93%
27241 Paseo Peregrino
San Juan Capistrano, CA 92675

Joseph Giamanco                                     1,650,000/(2)/                    9.35%
c/o Henry Kramer
GHM, Inc.
74 Trinity Place
New York, NY 10006

Michael Lauer                                      13,716,667/(3)/                   63.03%
c/o The Lancer Group
375 Park Avenue
New York, NY 10152

__________________________
(1) Includes warrants to purchase 497,500 shares between $1.25 and $1.65 per share expiring at various dates through December 2006; approximately 733,000 shares underlying a currently convertible promissory note, such notes being convertible into shares of common stock at the rate of one share for each $1.00 of indebtedness due and owing (number reflects indebtedness under the notes as of March 31, 2002).
(2) Includes warrants to purchase 350,000 shares at $1.00 per share until July 2004; 450,000 shares underlying a convertible promissory note, such note being convertible into shares of common stock at the rate of one share for each $1.00 of indebtedness then due and owing (number reflects indebtedness under the notes as of March 31, 2002).
(3) Mr. Lauer is Managing Director of Lancer Offshore, Inc., The Viator Fund Ltd. and The Orbiter Fund, and managing partner of Lancer Partners, L.P. This total includes 7,716,667 shares beneficially owned by Lancer Offshore, Inc.; 3,325,000 shares and warrants beneficially owned by The Viator Fund, Ltd.; 375,000 shares beneficially owned by The Orbitor Fund; 2,050,000 shares beneficially owned by Lancer Partners, L.P.; and 250,000 shares owned directly by Mr. Lauer

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Anthony Cappaze, Chairman and CEO, signed a new Employment Agreement as of January 2000, which grants him warrants to purchase 100,000 shares of common stock at $1.00 per share for three years, and options, which expire on 1/1/07, to acquire 200,000 shares of common stock at $1.00 per share, of which options for 100,000 shares are not exercisable until 1/1/02 and the remainder are exercisable beginning 1/1/03. In January 2000, the Board of Directors voted to issue 120,000 shares to Mr. Cappaze in lieu of outstanding salary for 1996 and 1997 of $102,000.

     Anthony Colasanti, Vice President - Secretary and Board member, signed an employment agreement with the Company as of February 2000, which provides that he receives warrants for the purchase of 100,000 shares of common stock at $1.00 for each of three years, and options, which expire on 1/1/07, for 100,000 shares of common stock at $1.00 per share, of which 50% are exercisable commencing 1/1/02, and the remainder beginning 1/1/03. In January 2000, Mr. Colasanti was also granted warrants for the purchase of 100,000 shares of common stock at $1.00 per share for each of two years. These warrants were granted to Mr. Colasanti for services rendered in raising capital for the Company.

     In January 2000, the Board of Directors voted to issue 12,500 shares to Mr. Colasanti in lieu of outstanding salary of $10,625. Mr. Colasanti directed the Company to issue the 12,500 shares to several individuals as gifts from Mr. Colasanti. Of the 12,500 shares, Mr. Colasanti gave a total of 5,000 shares to his two adult sons (2,500 shares each). Neither of these sons lives in Mr. Colasanti's household, and none of the other individuals are related to Mr. Colasanti or reside in his household. Mr. Colasanti disclaims beneficial ownership of these shares.

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

     In January 2001, in accordance with the terms of their employment agreements, warrants held by Messrs. Cappaze and Colasanti to purchase at a price of $1.00 per share 100,000 shares and

50,000 shares, respectively, vested and became exercisable.

     In March 2001 the Company issued 150,000 shares of its restricted common stock with a fair market value of $195,000 to Lancer Offshore Inc. as additional consideration for a $275,000 senior convertible promissory note. This note is convertible into the Company's common stock at $1.50 per share.

     In April 2001, the Company issued 150,000 shares of its restricted common stock with a fair market value of $157,500 to Lancer Offshore Inc. as additional consideration for a $275,000 senior convertible promissory note. This note is convertible into the Company's common stock at $1.50 per share.

     In March, June, September and December 2001, under the terms of a consulting agreement the Company issued Capital Research a total of four warrants, each to purchase 50,000 shares of the Company's common stock, exercisable for a period of five years from date of grant. The warrants are issued at fair market value of the Company's common stock on date of grant or $1.30, $1.65, $1.40 and $1.56, respectively.

     In May 2001, the Board of Directors elected to accelerate the vesting and exercisable provisions of the warrants granted to Cappaze's and Colasanti's under said contracts so that the warrants become exercisable immediately. The warrants granted to Colasanti under his contract were modified to increase the number of shares exercisable from 50,000 to 100,000 at each anniversary date.

     In June 2001, the Company issued 6,600 shares of its common stock to Anthony Colasanti in lieu of payment of deferred salary in the amount of $6,667.

     In June 2001, the Company issued 400,000 shares of its restricted common stock with a fair market value of $680,000 to Lancer Offshore Inc. as additional consideration for a $700,000 senior convertible promissory note due October 31, 2001. This note is convertible into the Company's common stock at $1.00 per share. The note must be repaid out of any financing greater than $3,000,000 that the Company receives.

     In June 2001, the Company issued 40,000 shares of its restricted common stock with a fair market value of $68,000 to Capital Research as consideration for its efforts in obtaining a $700,000 senior convertible promissory note.

     In June 2001, the Company entered into an Amendment to Senior Promissory Note Agreement whereby the Company agreed to issue a total of 1,326,500 shares with an aggregate fair market value of $2,188,725 to the following entities:
475,000 to Lancer Offshore, Inc.; 250,000 shares to The Viator Fund, Ltd.; 275,000 shares to Lancer Partners, L.P.; 150,000 shares to Joseph Giamanco; and 176,650 shares to Capital Research Ltd. in consideration of the extension of the maturity dates of certain Senior Convertible Promissory Notes.

     In June 2001, Capital Research was issued 50,000 shares of the Company's restricted common stock which had a fair market value at date of issuance of $85,000 in consideration for negotiating the extension of certain senior promissory notes which matured on June 30, 2001.

     In July 2001, Capital Research was granted warrants to purchase a total of 97,500 shares of the Company's common stock exercisable for a period of five years at a price of $1.25 per share in connection with the issuance of certain senior promissory notes proceeds of which were received in April and June 2001.

     In September 2001, the Company issued 4,000 shares of its common stock to Anthony Colasanti in lieu of payment of deferred salary in the amount of $5,000.

     In October 2001, the Company entered into an Amendment to Senior Promissory Note Agreement whereby the Company agreed to issue a total of 2,086,500 shares with an aggregate fair market value of $2,295,150 to the following entities:
1,1,000 to Lancer Offshore, Inc.; 250,000 shares to The Viator Fund, Ltd.; 275,000 shares to Lancer Partners, L.P.; 150,000 shares to Joseph Giamanco; and 261,500 shares to Capital Research Ltd. in consideration of the extension of the maturity dates of certain Senior Convertible Promissory Notes.

     In October 2001, Capital Research was issued 50,000 shares of the Company's restricted common stock which had a fair market value at date of issuance of $55,000 in consideration for negotiating the extension of certain senior promissory notes which matured on October 31, 2001.

     In October 2001, the Company issued 5,000 shares of its restricted common stock to both Messrs. Hauke and King, outside members of the Board of Directors, as part of the annual compensation for their services on the Board. The shares have a combined fair market value on date of issuance of $11,000.

     In October 2001, Cappaze Associates, LP, a New Jersey limited partnership, of which Anthony Cappaze is the Sole General Partner, agreed to pledge 350,000 of its shares of common stock of the Company to secure the payments of the obligations of the Company, Fast Ferry I Corp. and Fast Ferry II Corp. under a Loan and Security Agreement, pursuant to which the Company borrowed $350,000.

     In December 2001, the Company issued a total of 600,000 shares of its restricted common stock to Lancer Offshore, Inc. and The Orbiter Fund, Ltd., 500,000 shares and 100,000 shares, respectively, as additional consideration for a $600,000 senior convertible promissory note. This note is due May 31, 2002 and is convertible into the Company's common stock at $1.00 per share.

     Other than the transactions stated herein, none of the directors or executive officers of the Company, nor any 5% owner of the Company, has been involved in any transaction with the Company exceeding $60,000 that has occurred in the last two years.

                                   PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits
        --------
3.1.a     Certificate of Incorporation, as amended./(1)/

3.1.b     Certificate of Amendment effective September 19, 2000./(1)/

3.2       Bylaws./(1)/

10.1 Stock Purchase Agreement dated 9/9/98 for acquisition of Fast Ferry Holding Corp./(1)/

10.2      Lease Agreement dated 3/30/98 for Aragon Marina./(1)/

10.3      Lease Agreement dated October 1999 for Stamford Property Marina./(1)/

10.4      Letter of Intent for vessel construction./(2)/

10.5.1    Employment Agreement with John Ferreira./(1)/

10.5.2    Amended Agreement with Anthony Cappaze. Filed herewith.

10.5.3    Amended Agreement with Anthony Colasanti. Filed herewith.

10.5.4    Employment Agreement with Patricia Beene. Filed herewith,

10.6      Agreement with Robert E. Derecktor, Inc. for vessel construction./(1)/

10.7      Lease Agreement for Clam Hut site dated 12/15/00./(1)/

10.8      Form of 10% Senior Promissory Notes./(3)/

10.9      Form of 10.5% Convertible Promissory Notes./(3)/

10.10     Amendment to Senior Promissory Notes./(1)/

10.11 Form of Note Modification Agreement with 10% Senior Promissory Note holders./(3)/

10.12     Agreement for Sale of Highlands Property dated March 29, 2001(4)

10.13     PARA Redevelopment/Land Lease Agreement dated 6/12/01./(5)/

10.14 Collective Bargaining Agreement with Local 333, United Marine Division of the

International Longshoreman Association, AFL-CIO, dated September 24, 2001. Filed herewith.

10.15 Keyport Joint Venture Agreement dated 10/01/01. Filed herewith.

10.16.1           Solakian Loan and Security Agreement. Filed herewith.

10.16.2 Solakian Pledge Agreement with Cappaze Associates. Filed herewith.

10.16.3           Solakian Term Note. Filed herewith.

21.1              Subsidiaries of the Registrant./(1)/

____________
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended.
(2) Incorporated by reference from the Company's Form 10-KSB/A No. 4 for the fiscal year ended December 31, 1999, File No. 0-29205.
(3) Incorporated by reference from the Company's Form 10-KSB/A No. 5 for the fiscal year ended December 31, 1999, File No. 0-29205.
(4) Incorporated by reference from the Company's Form 10-QSB for the quarter ended March 31, 2001.
(5)  Incorporated by reference form the Company's 8-K dated June 22, 2001.

____________

(b)     Reports on Form 8-K
        -------------------

A Form 8-K was filed on October 19, 2001 reporting a change in accountants.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LIGHTHOUSE FAST FERRY, INC.,


Date: April 11, 2002             By:  /s/ Anthony Cappaze
                                    --------------------------------------------
                                    Anthony Cappaze, President, Chief
                                    Executive Officer and Director


Date: April 11, 2002             By:  /s/ Patricia Beene
                                    --------------------------------------------
                                    Patricia Beene, Chief Financial Officer


Date: April 11, 2002             By:  /s/ Anthony Colasanti
                                    --------------------------------------------
                                    Anthony Colasanti, Vice President,
                                    Secretary and Director


Date: April 11, 2002             By:  /s/ Gregory J. Hauke
                                    --------------------------------------------
                                    Gregory J. Hauke, Director


Date: April 11, 2002             By:  /s/ Richard King
                                    --------------------------------------------
                                    Richard King, Director

                                 EXHIBIT INDEX

(a)    Exhibits
       --------

                                   PART IV
                                   -------

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits
       --------

3.1.a      Certificate of Incorporation, as amended./(1)/

3.1.b      Certificate of Amendment effective September 19, 2000./(1)/

3.2        Bylaws./(1)/

10.1 Stock Purchase Agreement dated 9/9/98 for acquisition of Fast Ferry Holding Corp./(1)/

10.2       Lease Agreement dated 3/30/98 for Aragon Marina./(1)/

10.3       Lease Agreement dated October 1999 for Stamford Property Marina./(1)/

10.4       Letter of Intent for vessel construction./(2)/

10.5.1     Employment Agreement with John Ferreira./(1)/

10.5.2     Amended Agreement with Anthony Cappaze. Filed herewith.

10.5.3     Amended Agreement with Anthony Colasanti. Filed herewith.

10.5.4     Employment Agreement with Patricia Beene. Filed herewith,

10.6       Agreement with Robert E. Derecktor, Inc. for vessel construction.
           /(1)/

10.7       Lease Agreement for Clam Hut site dated 12/15/00./(1)/

10.8       Form of 10% Senior Promissory Notes./(3)/

10.9       Form of 10.5% Convertible Promissory Notes./(3)/

10.10      Amendment to Senior Promissory Notes./(1)/

10.11 Form of Note Modification Agreement with 10% Senior Promissory Note holders./(3)/

10.12      Agreement for Sale of Highlands Property dated March 29, 2001 (4)

10.13      PARA Redevelopment/Land Lease Agreement dated 6/12/01./(5)/

10.14 Collective Bargaining Agreement with Local 333, United Marine Division of the International Longshoreman Association, AFL-CIO, dated September 24, 2001. Filed herewith.

10.15      Keyport Joint Venture Agreement dated 10/01/01. Filed herewith.

10.16.1    Solakian Loan and Security Agreement. Filed herewith.

10.16.2    Solakian Pledge Agreement with Cappaze Associates. Filed herewith.

10.16.3    Solakian Term Note. Filed herewith.

21.1       Subsidiaries of the Registrant./(1)/

____________
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended.
(2) Incorporated by reference from the Company's Form 10-KSB/A No. 4 for the fiscal year ended December 31, 1999, File No. 0-29205.
(3) Incorporated by reference from the Company's Form 10-KSB/A No. 5 for the fiscal year ended December 31, 1999, File No. 0-29205
(4) Incorporated by reference from the Company's Form 10-QSB for the quarter ended March 31, 2001.
(5)  Incorporated by reference form the Company's 8-K dated June 22, 2001.

____________

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
             (Formerly Lighthouse Landings, Inc. and Subsidiaries)

                             FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
             (Formerly Lighthouse Landings, Inc. and subsidiaries)


                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------


                                                                                                         Page No.
                                                                                                         --------
Reports of Independent Certified Public Accountants .............................................       F-1 - F-2

Consolidated Balance Sheet at December 31, 2001..................................................          F-3

Consolidated Statements of Operations For the Years Ended
  December 31, 2001 and 2000.....................................................................          F-4

Consolidated Statements of Changes in Stockholders' Deficiency
  For the Years Ended December 31, 2001 and 2000.................................................          F-5

Consolidated Statements of Cash Flows
  For the Years Ended December 31, 2001 and 2000.................................................       F-6 - F-7

Notes to Consolidated Financial Statements.......................................................       F-8 - F-25

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Lighthouse Fast Ferry, Inc.


We have audited the accompanying consolidated balance sheet of Lighthouse Fast Ferry, Inc. and Subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lighthouse Fast Ferry, Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit, an accumulated deficit and a stockholders' deficit, has incurred losses since its inception and is in default of certain loan agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Further, the Company's growth strategy will require substantial additional funds. Management's plans in regard to these matters are also described in Note
1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 15, 2002

             [LETTERHEAD OF WEINICK SANDERS LEVENTHAL & CO., LLP]


                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
Lighthouse Fast Ferry, Inc.

   We have audited the accompanying consolidated statements of operations, cash flows and changes in stockholders' equity (capital deficiency) for the year ended of Lighthouse Fast Ferry, Inc. and Subsidiaries for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


   In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Lighthouse Fast Ferry, Inc. and Subsidiaries for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has sustained substantial losses for the year ended December 31, 2000. In addition at December 31, 2000 the Company has working capital and stockholder capital deficiencies of $4,324,309 and $1,051,161, respectively. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ WEINICK SANDERS LEVENTHAL & CO., LLP

New York, N. Y.
March 19, 2001

              (Formerly Lighthouse Landings, Inc. and Subsidiaries)

                           CONSOLIDATED BALANCE SHEET

                                  A S S E T S
                                  -----------




                                                                                        December 31,
                                                                                      ---------------
                                                                                           2001
                                                                                      ---------------
Current assets:
  Cash                                                                                  $    646,660
  Inventories                                                                                106,302
  Deferred financing costs                                                                 1,044,303
  Prepaid expenses and other current assets                                                  112,607
                                                                                        ------------
      Total current assets                                                                 1,909,872

Property and equipment - at cost,
  less accumulated depreciation                                                           10,651,012
Goodwill - net of accumulated
  amortization of $263,128                                                                   975,640
Other assets                                                                                 385,563
                                                                                        ------------
        Total Assets                                                                    $ 13,922,087
                                                                                        ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current liabilities:
  Convertible promissory notes                                                          $  5,763,000
  Current maturities of long-term debt                                                     1,478,423
  Notes payable - short-term                                                                 310,000
  Notes payable - stockholders                                                               186,755
  Accounts payable                                                                         1,074,818
  Accrued expenses                                                                         1,491,831
  Deferred revenues                                                                          189,132
  Due to officers                                                                            278,373
                                                                                        ------------
     Total current liabilities                                                            10,772,332

Long-term debt - net of current maturities                                                 9,096,253
                                                                                        ------------
      Total liabilities                                                                   19,868,585
                                                                                        ------------
Stockholders' deficiency:
  Preferred stock - $.01 par value
    Authorized and unissued 10,000,000 shares
  Common stock - $.01 par value
    Authorized - 40,000,000 shares
    Issued and outstanding - 14,042,463 shares                                               140,425
  Additional paid-in capital                                                              15,836,069
  Accumulated deficit                                                                    (21,922,992)
                                                                                       -------------
     Total stockholders' deficiency                                                       (5,946,498)
                                                                                       -------------

        Total Liabilities and Stockholders' Deficiency                                 $  13,922,087
                                                                                       =============

         See accompanying notes to consolidated financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
             (Formerly Lighthouse Landings, Inc. and Subsidiaries)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  For the Years Ended
                                                                                      December 31,
                                                                          ----------------------------------
                                                                                 2001                2000
                                                                          ----------------------------------
Revenues                                                                  $   4,421,859          $ 4,018,323
                                                                          ----------------------------------

Costs of service:
  Ferry operations                                                            3,669,230            2,898,429
  Depreciation                                                                  929,509              910,006
                                                                          ----------------------------------
Total costs of service                                                        4,598,739            3,808,435
                                                                          ----------------------------------
                                                                               (176,880)             209,888
                                                                          ----------------------------------

Operating expenses:
  Selling, general and administrative                                         1,885,850            1,700,142
  New business development                                                      712,243              100,677
  Marketing                                                                      53,976               75,243
  Amortization of goodwill                                                       80,944               80,945
                                                                          ----------------------------------
Total operating expenses                                                      2,733,013            1,957,007
                                                                          ----------------------------------
Loss from Operations                                                         (2,909,893)          (1,747,119)
                                                                          ----------------------------------

Other expenses:
  Interest and amortization of financing costs                                9,049,807            3,031,568
  Other                                                                           2,157                3,250
                                                                          ----------------------------------
Total other expenses                                                          9,051,964            3,034,818
                                                                          ----------------------------------
                                                                          ----------------------------------
Loss from continuing operations                                             (11,961,857)          (4,781,937)
                                                                          ----------------------------------

Discontinued operations:
  Loss from discontinued operations                                                                 (235,470)
  Gain on disposal                                                              200,643                    -
                                                                          ----------------------------------
Gain (loss) from discontinued operations                                        200,643             (235,470)
                                                                          ----------------------------------

Net loss                                                                   ($11,761,214)         ($5,017,407)
                                                                          ==================================
Per share data:
  Basic and diluted:
   Loss from continuing operations                                                (1.18)               (0.75)
   Gain (loss) from discontinued operations                                        0.02                (0.04)
                                                                          ----------------------------------
   Net loss                                                                       (1.16)               (0.79)
                                                                          ==================================

Weight average number of shares outstanding:
      Basic and diluted                                                      10,147,468            6,331,329
                                                                          ==================================

         See accompanying notes to consolidated financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
             (Formerly Lighthouse Landings, Inc. and Subsidiaries)

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                    Years Ended December 31, 2001 and 2000

                                            Common Stock          Additional                       Total
                                     ------------------------      Paid-In       Accumulated   Stockholders'
                                        Number        Amount       Capital         Deficit      Deficiency
                                     ------------    --------    -----------    ------------   -------------
Balance at January 1, 2000              4,905,795      49,058      5,312,588     ( 5,144,371)        217,275

Increase of shares for cash               712,667       7,127        475,471               -         482,598

Shares issued for:

   Satisfaction of liabilities            352,500       3,525        336,100               -         339,625

   Services rendered and financing      2,214,125      22,141      2,767,107               -       2,789,248

Non - employee stock options                    -           -        137,500               -         137,500

Net loss for 2000                               -           -              -     ( 5,017,407)    ( 5,017,407)
                                     ------------    --------    -----------    ------------   -------------

Balance at December 31, 2000            8,185,087    $ 81,851    $ 9,028,766    ($10,161,778)    ($1,051,161)

Increase of shares for cash               294,295       2,943        273,557                         276,500

Shares issued for:

   Satisfaction of liabilities            190,838       1,909        157,759                         159,668

   Services rendered and financing      5,372,243      53,722      5,822,376                       5,876,098

Warrants issued for financing                               -        553,611                         553,611

Net loss for 2001                               -           -              -     (11,761,214)   ( 11,761,214)
                                     ------------    --------    -----------    ------------   -------------

Balance at December 31, 2001           14,042,463    $140,425    $15,836,069    ($21,922,992)    ($5,946,498)
                                     ============    ========    ===========    ============   =============

         See accompanying notes to consolidated financial statements.

                    LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
                (Formerly Lighthouse Landings, Inc. and Subsidiaries)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             For the Years Ended
                                                                                                  December 31,
                                                                                      -------------------------------------
                                                                                          2001                    2000
                                                                                      --------------         --------------
Cash flows from operating activities:
  Loss from continuing operations                                                      ($11,961,857)           ($4,781,937)
                                                                                      -------------          -------------
  Adjustments to reconcile loss from continuing
      operations to net cash used in operating
      activities of continuing operations:
    Depreciation                                                                            929,509                908,314
    Amortization of goodwill                                                                 80,944                 80,945
    Accrued interest                                                                        628,672                 34,031
    Amortization of deferred finance costs                                                7,364,820              1,463,497
    Imputed interest                                                                              -                 30,763
    Stock issued for services rendered and interest                                          57,356                 46,825
    Non-employee stock option                                                                     -                137,500
    Increase (decrease) in cash flows as a result of
        changes in assets and liabilities net of assets
      Inventories                                                                           (46,996)               (18,358)
      Prepaid expenses and other current assets                                            (102,728)                53,569
      Other assets                                                                          (81,156)                34,860
      Accounts payable                                                                      758,802                156,176
      Accrued expenses                                                                       50,850                  4,481
      Deferred revenues                                                                     102,514                 17,853
      Due to officers                                                                        77,488               ( 34,032)
                                                                                      -------------          -------------
                                                                                          9,820,075              2,916,424
                                                                                      -------------          -------------
Net cash used in operating
  activities of continuing operations                                                    (2,141,782)            (1,865,513)
Net cash provided by (used in) discontinued operations                                            -               (302,651)
                                                                                      -------------          -------------
Net cash flows used in operating activities                                              (2,141,782)            (2,168,164)
                                                                                      -------------          -------------

Cash flows from investing activities:
  Acquisition of property and equipment                                                    (195,560)                (8,483)
  Construction in process                                                                         -               (287,500)
  Sale of assets                                                                            645,512
  Acquisition of minority interest                                                           (4,140)                     -
                                                                                      -------------          -------------
Net cash used in investing activities                                                       445,812               (295,983)
                                                                                      -------------          -------------

Cash flows from financing activities:
  Proceeds from notes payable - stockholders                                                180,000
  Payments of notes payable - stockholders                                                  (85,000)               (75,000)
  Proceeds from convertible promissory notes                                              2,130,000              2,950,000
  Repayment of convertible promissory notes                                                 (60,000)
  Proceeds from short term debt obligations                                                 370,000
  Repayment of short term debt obligations                                                  (60,000)
  Repayments of long-term debt                                                             (475,448)              (924,830)
  Proceeds from issuance of common stock                                                    276,500                482,598
                                                                                      -------------          -------------
Net cash provided by financing activities                                                 2,276,052              2,432,768
                                                                                      -------------          -------------

Net increase (decrease) in cash                                                             580,082                (31,379)
Cash at beginning of year                                                                    66,578                 97,957
                                                                                      -------------          -------------
                                                                                      $     646,660          $      66,578
                                                                                      =============          =============

         See accompanying notes to consolidated financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
             (Formerly Lighthouse Landings, Inc. and Subsidiaries)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                  For the Years Ended
                                                                                                      December 31,
                                                                                      ------------------------------------------
                                                                                             2001                    2000
                                                                                      ------------------        ----------------
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the year for:
    Interest                                                                          $     1,679,948           $   1,222,270
                                                                                      ===============           =============

Supplemental Schedules of Noncash
  Operating and Financing Activities:

  Common stock and warrants issued as financing costs                                 $     6,351,900           $   2,460,435
                                                                                      ===============           =============

  Common stock issued as payment of liabilities:
    Related parties                                                                   $        19,667           $     214,625
                                                                                      ===============           =============

    Others                                                                            $             -           $     125,000
                                                                                      ===============           =============

  Common stock issued on conversion of
    convertible promissory note                                                       $       140,000           $           -
                                                                                      ===============           =============

  Common stock issued in purchase of minority interest                                $        20,454           $           -
                                                                                      ===============           =============

  Convertible promissory note issued as payment
    of financing costs                                                                $       330,000           $     353,000
                                                                                      ===============           =============

  Note issued as payment of a mortgage on
    discontinued operations                                                           $             -           $     200,000
                                                                                      ===============           =============

         See accompanying notes to consolidated financial statements.

                 LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
             (Formerly Lighthouse Landings, Inc. and Subsidiaries)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

NOTE 1 -  GOING CONCERN.

               The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Lighthouse Fast Ferry, Inc. (the "Company") has sustained substantial losses for the years ended December 31, 2001 and 2000. In addition, at December 31, 2001 the Company has working capital and stockholders' capital deficiencies of $8,862,460 and $5,946,498, respectively.

               Future viability of the Company is dependent upon the Company's ability to obtain additional funding and obtain profitable operations. During 2000, the Company received cash of $482,598 through sales of its common stock and $2,950,000 from convertible promissory notes. During 2001, the Company obtained $2,680,000 through convertible promissory notes and short-term loans and $276,500 in cash from the sale of its common stock. The proceeds were used to provide working capital for the Company's ongoing operations and capital to meet certain obligations and to fund its expansion plans.

               Management is aggressively pursuing federal funding that is presently available for ferry service operators in the metropolitan New York area. A federally sponsored bill through an emergency appropriations funding included in the Department of Defense Appropriations, secured by New Jersey Senators Torricelli and Corzine, has allocated $100 million specifically to expand ferry service between New York and New Jersey. Federal funds are also available through the Federal Emergency Management Agency (FEMA). Additionally, the Perth Amboy Redevelopment Agency has authorized the sale of $14 million in tax-free municipal bonds to be used specifically for the development of high-speed ferry service that will be provided exclusively by the Company through its operating subsidiary. Although there can be no assurances that the Company will be successful in obtaining funding from any of these sources, management is confident that as a currently operating ferry service with over three years of operational history, it is favorably positioned to secure some funding from these sources.

               It is management's opinion that through the sales of its common stock and other financing arrangements the Company will be successful in raising sufficient funds to meet the Company's obligations as they become due.

               The conditions previously mentioned raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         (a)  Description of Business:

               Lighthouse Fast Ferry, Inc. (the "Company"), a New Jersey corporation, through its subsidiary New York Fast Ferry Holding Corp. ("NYFF"), operates high speed, commuter passenger ferry vessels in the New York City metropolitan region.

         (b)  Principles of Consolidation:

               The consolidated financial statements include the accounts of Lighthouse Fast Ferry, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

         (e)  Fair Value of Financial Instruments:

               The fair value of the Company's assets and liabilities, which qualify as financial instruments under Statement Of Financial Accounting Standards (SFAS) No. 107,"Disclosures About Fair Value of Financial Instruments," approximate the carrying amounts presented in the consolidated balance sheets.

         (f)  Inventories:

               Inventories, which consist of parts inventory and galley products, are stated at the lower of cost or market on the first-in, first-out method.

         (g)  Property and Equipment:

               Property and equipment is recorded at cost. The cost of the ferries obtained through the acquisition of Fast Ferries Holding Corp. in October 1998 has been determined as an allocation of the purchase price of the business acquired based upon an independent appraisal. Depreciation is computed using the straight-line method. Depreciation on equipment is calculated principally over its estimated useful lives as follows: fifteen years for ferry vessels; five and ten years for vessel equipment; leasehold improvements over the term of the lease and all other equipment for three years.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

         (h)  Goodwill:

               Goodwill arising from acquisitions initially represents the excess of the purchase cost over the fair value of identifiable assets less identifiable liabilities. Goodwill is reviewed on an ongoing basis to determine that the value has not been impaired. The goodwill arising from the acquisition of Fast Ferry Holding Corp. and its wholly owned subsidiaries aggregating $1,214,174 is being amortized over 15 years. In 2001, the Company acquired from one of NYFF's founders his remaining four percent share in NYFF for $24,595. Amortization of goodwill charged to operations was $80,944 and $80,945 for the years ended December 31, 2001 and 2000, respectively.

         (i)  Revenue Recognition:

               Revenue is recognized when earned. The Company's ferry business sells the majority of commuter tickets in advance of use. The tickets, which expire ninety (90) days after issuance, are nonrefundable and nonextendable. Accordingly, the Company determines the unused portion of ticket sales and defers that value to future periods. Deferred revenues aggregated $189,132 and $86,618 at December 31, 2001 and 2000, respectively.

               Revenues generated by the Company for galley sales of snacks and beverages at the ferries' snack bars and revenues from charters and excursion trips are recognized in the period services are rendered.

         (j)  Income Taxes:

               The Company complies with SFAS 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets are computed for differences between financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on the enacted tax laws and rates in the periods in which differences are expected to affect taxable income. Management has fully reserved the net deferred tax assets as it is more likely than not that the deferred tax asset will not be utilized in the future.

         (k)  Impairment of Long-lived Asset:

               The Company accounts for impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairments of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Due to significant losses incurred during 1999, 2000 and 2001, the Company evaluated the long-term assets of its continuing operations, which at December 31, 2001 were comprised of property and equipment (principally two (2) ferries) with a cost, net of depreciation, of $ 10,418,347 and goodwill on the acquisition of the Fast Ferry Holding Corp. with a cost, net of amortization, of $975,640. Based upon an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life, it was

         NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued) determined that there was no impairment in either the net book value of the ferries or the goodwill.

               In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company determined that its current accounting policy for the impairment of long-lived assets is consistent with SFAS No. 144.

         (l)  Concentrations of Credit Risk:

               Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash with high credit quality financial institutions, which at times may be in excess of the FDIC insurance limit.

         (m)  Loss Per Common Share:

               Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations, which the Company has adopted. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if convertible debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

               Since the effects of outstanding options, warrants and convertible debenture conversions are antidilutive in all periods presented it has been excluded from the computation of loss per common share.

         (n)  Stock Based Compensation:

               The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25),"Accounting for stock issued to employees." Under APB 25, the Company recognizes no compensation expenses related to employee stock options, as no options are granted at price below the market price on the day of grant.


         (o)  Stock Issued to Nonemployees for Services:

               The Company accounts for stock issued to nonemployees for services in accordance with SFAS No. 123. "Accounting for stock-based compensation". SFAS No. 123 requires that all transactions in which goods or services are the consideration received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, which ever is more reliably measurable.


         NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

         (p)   New Accounting Pronouncements:

               In June 2001, the FASB issued SFAS No. 141, "Accounting For Business Combinations", and SFAS No. 142, "Goodwill And Other Intangible Assets". These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill at the start of fiscal year 2002. SFAS No. 142 requires that goodwill existing at the date of adoption be reviewed for possible impairment and the impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill must be assessed and classified consistent with the Statements' criteria. Amortization of goodwill will cease on January 1, 2002.

         (q)   Reclassifications:

                 Certain prior years amounts have been reclassified to conform to the current year presentations.

NOTE 3 - DISCONTINUED OPERATIONS.

                 On October 28, 1999, the Company adopted a plan to sell its real estate and retail/wholesale segments. Accordingly, both segments have been accounted for as discontinued operations in the accompanying consolidated financial statements. The net assets are recorded as current assets in the accompanying consolidated balance sheet under the caption "Net assets of discontinued operations".

                 On March 29, 2001 management entered into an agreement to sell the real property, free of related liabilities, for $1,150,000 less fees and related expenses. Prior to the closing of the sale, which occurred on December 5, 2001, the net assets and liabilities aggregated $444,869. The Company realized a net gain of $200,643 on the disposal of discontinued operations.

NOTE 4 - PROPERTY AND EQUIPMENT.

         Property and equipment is summarized as follows:

                                                        December 31,
                                                       -------------
                                                            2001
                                                        -----------
            Ferries                                     $13,300,000
            Computers and office equipment                   60,553
            Furniture and fixtures                          288,621
                                                        -----------
                                                         13,649,174
            Less: Accumulated depreciation                2,998,162
                                                        -----------
                                                        $10,651,012
                                                        ===========

NOTE 5 - INCOME TAXES.

                 The Company has deferred net tax assets consisting of the following temporary differences at December 31, 2001.

         Net operating loss carryforward              $   7,551,000
         Differences between assigned values
           and tax bases of the assets                   (1,124,000)
                                                      -------------

                                                          6,427,000
         Valuation allowance                             (6,427,000)
                                                      -------------

                                                      $           -
                                                      =============


         At December 31, 2001, the Company has net operating loss carryforwards ("NOLs") of approximately $18,878,000, which expire between 2009 and 2021. The statutory federal income tax rate differs from the effective tax rate due to the change in the deferred tax asset valuation allowance.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES.

                    The Company has issued convertible promissory notes (CPNs) that are convertible at the holders' option into shares of the Company's restricted common stock. Certain CPNs carry simple interest at the rate of 10.5% per annum. Interest is payable quarterly, and the notes mature one-year from date of issuance. Certain other CPNs, referred to as Senior CPNs, carry simple interest at the rate of 10% per annum and mature in the range of four to nine months with principal and interest payable at maturity.

         CPNs are summarized as follows at December 31, 2001:

                                                                    10.5%              10.0%
                                                                    CPNs            Senior CPNs
         CPNs issued for cash               $ 3,150,000          $  650,000         $ 2,500,000
         CPNs issued for services               353,000                   -             353,000
                                            -----------          ----------         -----------
         Balance at December 31, 2000         3,503,000             650,000           2,853,000

         CPNs issued for cash                 2,130,000             230,000           1,900,000
         CPNs issued for services               330,000                                 330,000

         Conversions                           (140,000)           (140,000)                  -
         Payments                               (60,000)            (60,000)                  -
                                            -----------          ----------         -----------
                                              2,260,000              30,000           2,230,000

         Balance at December 31, 2001       $ 5,763,000          $  680,000         $ 5,083,000
                                            ===========          ==========         ===========

NOTE 6 - CONVERTIBLE PROMISSORY NOTES. (Continued)

               As additional consideration for the CPNs and senior CPNs issued in 2000 and 2001, the Company issued to the note holders 1,312,000 and 1,557,005 shares, respectively, of its restricted common stock. In 2000, the Company charged $2,322,438 to operations as financing costs over the terms of the notes. In 2001, the Company charged $833,000 to operations as financing costs over the term of the notes.

               During 2001, CPNs totaling $450,000 became due and holders of the notes extended the maturity dates for a one-year term. In consideration for these extensions, the Company issued to the note holders a total of 5,875 shares with a fair market value on the dates of extensions of $8,826, which is charged to operations as financing costs over the term of the extensions.

               In connection with the Senior CPNs, in 2000 and 2001 the Company issued to a financial consultant senior CPNs totaling $253,000 and $130,000, respectively, in lieu of a cash fee as consideration for services rendered in obtaining the loans. Additionally, in 2000 the consultant received 162,250 shares of the Company's restricted common stock for which $219,312 was charged to operations as financing costs over the term of the notes. In 2001 the Company issued the consultant 100,000 shares of its restricted common stock and five-year warrants to purchase, a total of 97,500 shares of its restricted common stock at a price of $1.25 per share. The allocated amounts of the notes, common stock and warrants were charged to operations as financing costs over the term of the related notes.

               In June 2001 and October 2001, the Company requested the extension of senior CPNs totaling $2,853,000 and $4,273,000, respectively, with original maturity dates of March, July and October 2000 and January 2001. The notes maturity dates were extended to October 31, 2001 and then to February 28, 2002. In consideration for the extension, the Company issued to the note holders an aggregate of

         3,563,000 shares of its restricted common stock for which the allocated fair market value was charged to operations as financing costs over the terms of the extensions.

               As consideration for services rendered in obtaining the extensions in 2001 and in lieu of a cash fee, the Company issued to a financial consultant senior CPNs totaling $200,000 and 100,000 shares of its restricted common stock, the allocated value of which was charged to operations as financing costs over the term of the extensions.

               In December 2000, the Company requested the extension of senior CPNs totaling $2,753,000 with original maturity dates of March, July and October 2000 and December 2000. The notes maturity dates were extended to June 30, 2001. In consideration for the extension, the Company issued to the note holders an aggregate of 1,376,500 shares of its restricted common stock with a total fair market value of $1,720,625, which was charged to operations as financing costs over the terms of the extensions.

               As consideration for services rendered in obtaining the December 2000 extensions, in lieu of a cash fee the Company issued to a financial consultant a senior CPN totaling $100,000, which was charged to operations as financing costs over the term of the extensions and 50,000 shares of its common stock having a fair market value at issuance date of $62,500, which was charged to operations as financing costs over the term of the extension.

NOTE 7 - NOTES PAYABLE - SHORT-TERM.

               In October 2001, the Company received proceeds of $350,000 from a term note secured by a second mortgage on the Company's two ferry vessels. The note bears an annual interest rate of 18% with principal of $30,000 and interest to be paid monthly commencing November 1, 2001. The note matures on April 1, 2002 with a final payment due of $200,000. As consideration for the loan, the Company issued to the note holder warrants to purchase 150,000 shares of its restricted common stock at a purchase price of $1.50 per share exercisable for a period of six years from date of issuance. In March 2002, the lender modified and extended the terms of the note with interest payments only for six months and principal and interest payments payable over a one-year term thereafter.

               In December 2001 the Company received proceeds in the amount of $20,000 from a short-term promissory note that bears interest at 18% per annum. Interest is payable monthly. The outstanding principal and all accrued interest is due on December 19, 2002.

NOTE 8 - NOTES PAYABLE - STOCKHOLDERS.

               In October 1998,the Company issued 454,545 shares of its common stock to the three former shareholders of a wholly-owned subsidiary of the Company. Of the 454,545 shares issued, 70,000 shares were subject to a put under which two of the three selling shareholders could require the Company to purchase an aggregate of 70,000 shares at a price of $5.00 per share. The two individuals notified the Company in December 1998 of their intention to exercise their puts. Since the Company was unable to pay the demand in full at the time, it agreed to pay the individuals interest on the unpaid balances at an annual rate of 12%. As of December 31, 2001 the balance owed to the two parties totaled $91,755 of which $20,000 and $30,000, respectively, is principal and $18,976 and $22,779, respectively, represents interest due.

               In February 2001, the Company received $30,000 in proceeds from a sixty-day promissory note bearing interest at the rate of 12% per annum. Principal and interest was due originally on April 26, 2001. The Company repaid $15,000 of the principal in April and requested an extension for the balance of $15,000, which was granted. A payment of $10,000 was made in December 2001 and the balance due on the note at December 31, 2001 was $5,000.

               In April and June 2001, the Company received a total of $150,000 in cash as proceeds for a note secured by a mortgage on property located at 52 Shrewsbury Avenue, Highlands. The note carries interest at the rate of 14% per annum. Principal and interest was due at the time of the closing of the sale of the property. As consideration for the mortgage loan, the Company issued to the note holder 7,500 shares of its restricted common stock. Additionally, the

NOTE 8 - NOTES PAYABLE - STOCKHOLDERS. (Continued)

         Company issued the note holder warrants to purchase 25,000 shares of its restricted common stock. In December 2001, the note holder released the mortgage lien in exchange for a payment of $60,000 and 10,000 shares of the Company's restricted common stock. The value of the stock was charged to operations as financing costs. The remaining note in the amount of $90,000 was extended for a six-month period.

NOTE 9 - DUE TO OFFICERS.

               Since inception, two current officers and one former officer of the Company from time to time have voluntarily elected to defer payroll payments and expense reimbursements. The deferred payroll and expenses are recorded as notes due to the officers and interest is accrued at the rate of 4% per annum. The note principal and interest due at December 31, 2001 aggregated approximately $213,000 and $65,000, respectively.

NOTE 10 -  LONG-TERM DEBT.

         Long-term debt is as follows at December 31, 2001:

Mortgage note payable, secured by the
     vessel "Finest" due in monthly install-
     ments of $56,719 through September 10, 2005,
     including interest at 9.25% per annum, with a
     final payment of $3,773,905 due October 10, 2005.                               (a)   (b)     $ 4,856,784

Mortgage note payable, secured by the vessel
     "Bravest" due in monthly installments of
     $56,719 through September 10, 2005, including
     interest at 9.25% per annum, with a final
     payment of $3,774,112 due October 10, 2005.                                     (a)   (b)       4,798,573

Note payable, secured by the vessel "Finest"
     and "Bravest", principal payable in eight
     quarterly installments of $116,790 commencing
     on March 10, 2001 bearing interest at the prime
     rate, which was 4.75% at December 31, 2001.                                           (b)         919,319
                                                                                                             -
                                                                                                    10,574,676
                                                                                                   -----------
Portion due within one year                                                                          1,478,423
                                                                                                   -----------

Long-term debt - less current maturities                                                           $ 9,096,253
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

     (b) The Company is in default of these notes and is in negotiations with the lender to restructure the debt.


       NOTE 10 -  LONG-TERM DEBT. (Continued)

          The secured debt obligations mature as follows:

                 2002                     $ 1,478,423
                 2003                         498,653
                 2004                         549,354
                 2005                       8,048,246
                                          -----------

                                          $10,574,676
                                          ===========



NOTE 11 - CAPITAL STOCK.

          (a)  Stock Issued for Consideration Other Than Cash:

                 During 2001, the Company issued 4,361,705 shares of it restricted common stock with a fair market value of approximately $5,540,255 in lieu of cash payments for additional interest, financing costs and consultant fees related to the extensions of senior and convertible promissory notes. This amount is charged to operations as financing costs over the term of the extensions of the convertible promissory notes.

                  During 2001, the Company issued 964,175 shares of it restricted common stock with an allocated fair market value of approximately $833,000 in lieu of cash payments for financing costs and consultants' fees related to proceeds of senior and convertible promissory notes received in 2001. This amount is charged to operations as financing costs over the applicable term of the notes.

                  During 2001, the company issued 175,000 shares of its restricted common stock in connection with the conversion of $140,000 of convertible promissory notes.

                  During 2001, the Company issued 15,838 shares having a fair market value on the date of issuance of $19,667 to an officer/director in lieu of cash payment for accrued salary.

                  During 2001, the Company issued 10,000 shares having a fair market value on the date of issuance of $11,000 to two outside directors of the Company as partial annual compensation for their services rendered. This amount is charged to operations as directors' fees in 2001.

                  During 2001, the Company issued 20,000 shares with a fair market value on the date of issuance of $25,000 to two outside consultants for services rendered and 18,705 shares with a fair market value of $21,306 in lieu of cash payments as satisfaction of interest payable.

                  During 2001, the Company issued 16,363 shares with a fair market value on the date of issuance of $20,454 and cash of $4,140 to acquire a 4% minority interest in its subsidiary Fast Ferry Holdings.

                  During 2000, the Company issued 2,169,125 shares having a fair market value on the date of issuance of $2,736,748 in lieu of cash payments for financing costs and as payment of a consultant's fee. This amount is being charged to operations over the term of the convertible promissory notes issued throughout 2000.

                  During 2000, the Company issued 20,000 of its common shares having a fair market value on the date of issuance of $40,000 to outside legal and financial consultants for services rendered and 25,000 shares having a fair market value on the date of issuance was $12,500 for service rendered in arranging a financing. This amount is being charged to operations over the term of the loan.

                  During 2000, the Company issued 100,000 shares having a fair market value on the date of issuance of $125,000. This issuance was for satisfaction of a note and other liabilities related to the discontinued operations.

                  During 2000, the Company issued 252,500 shares having a fair market value on the date of issuance of $214,625 to two officer/directors and another director for satisfaction for accrued compensation in the amount of $214,625.

           (b)  Common Stock Issued for Cash:

                  During 2001, the Company sold 294,295 shares of its common stock for $276,500. During 2000, the Company sold 712,667 shares of its common stock for $482,598.

NOTE 12 -  STOCK OPTIONS AND WARRANTS.

               A summary of activity related to non-qualifying stock options and warrants granted by the Company is as follows:

                                                                                                               Weighted
                                                                                                                Average
                                                                                         Exercise Price        Exercise
                                                      Options           Warrants              Range              Price
                                                      -------          ---------              -----              -----
Outstanding at January 1, 2000                        420,000          1,530,000         $1.00 to $2.60         $1.44
Granted during 2000                                   210,000          1,206,167         $.50 to  $2.00          1.26
Expired in 2000                                        10,000                  -              2.53               2.53
                                                      -------          ---------                                -----
Outstanding at December 31, 2000                      620,000          2,736,167         $.50 to  $2.60          1.36
Granted during 2001                                                    1,381,795         $1.00 to $2.00          1.32
Cancelled in 2001                                           -           ( 50,000)             $1.25              1.25
                                                      -------          ---------                                -----

Outstanding at December 31, 2001                      620,000          4,067,962         $.50 to  $2.60         $1.35
                                                      =======          =========                                =====

Exercisable at December 31, 2001                      620,000          3,942,962         $.50 to  $2.60         $1.36
                                                      =======          =========                                =====


           The weighted average remaining contractual life of warrants and options outstanding at December 31, 2001 is 2.5 years.





NOTE 12 -  STOCK OPTIONS AND WARRANTS. (Continued)

               Assuming the fair market value of the stock at the date of grant to be equal to option/warrant exercise price, the expected life of the options to be 3 years the expected volatility at 90% and 200%, respectively, expected dividends are none, and the risk-free interest rate of 5%, the Company would have recorded compensation expense of $97,690 and $277,118 for the years ended December 31, 2001 and December 31, 2000, respectively, as calculated by the Black-Scholes option pricing model. As such, proforma net loss and loss per share would be as follows:


                                                      For the Years Ended
                                                         December 31,
                                              ---------------------------------
                                                  2001                 2000
                                              ------------         ------------
             Net loss as reported             ($11,761,214)         ($5,017,407)

             Additional compensation                97,690              277,118
                                              ------------         ------------
             Adjusted net loss                ($11,858,904)         ($5,294,525)
                                              ============         ============
             Loss per share as reported             ($1.16)               ($.79)
                                              ============         ============
             Adjusted loss per share                ($1.17)               ($.84)
                                              ============         ============

           (a)  Stock Options:

                 (i)     Stock Options Granted in 2000:

                 The Company has entered into new employment agreements with its Chief Executive Officer and its V.P. -Secretary in 2000. These officers received as a condition of their contract options to purchase, respectively, 100,000 and 100,000 shares of common stock at $1.00 per share, the fair market value at the date of grant, through January 2007.

                 The Company granted an option to an employee/stockholder to purchase 10,000 shares at a price of $1.50 per share, which was the fair market value at the date of grant. Such option is exercisable through October 28, 2002.

                 (ii)    Employee Stock Option Plan:

                 On March 10, 2000, the Board of Directors of the Company adopted the 2000 Employee Stock Option Plan, reserving a maximum of 1,115,000 shares of common stock to be issued as bonuses or upon the exercise of options. As of December 31, 2001 the Company had not granted any stock options under the Employee Stock Option Plan.

           (b)  Warrants:

                 (i)     Warrants Granted in 2000:

                 As an inducement to purchase shares of the Company's common stock, warrants to purchase 666,167 shares were granted to individuals who purchased stock in 2000. The warrants are exercisable at various times through March 15, 2002 at prices ranging from $.50 to $2.00. Of these warrants 306,667 were for a two-year period in consideration of loan extensions and modifications.

                 Financial consultants were issued warrants to acquire 190,000 common shares for services ranging from $1.25 to $2.00 per share, which was the fair value of the common stock on the date of issuance.

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

                 (ii)    Warrants Granted in 2001:

                 As an inducement to purchase shares of the Company's common stock, warrants to purchase 216,795 shares were granted to individuals who purchased stock in 2001. The warrants are exercisable at various times through August 31, 2004 at prices ranging from $1.50 to $2.00, the fair market value of the common stock at the date of grant.

                 In 2001 the Company granted its CEO, Vice President-Secretary and President of its operating subsidiary warrants to purchase, respectively, 200,000, 200,000 and 75,000 shares of its common stock at prices of $1.00 and $1.10 per share, which was the fair market value at the date of grant. The warrants are exercisable for three years from date of grant. Also in October 2001, in accordance with the terms of her employment agreement, the Company issued the new CFO warrants to purchase a total of 175,000 shares of common stock at a price of $1.00 per share, which was the fair market value at the date of grant, with warrants to purchase 50,000 shares exercisable upon execution of employment agreement, 50,000 on the first anniversary of employment and 75,000 upon the second anniversary of employment and terminating three years from the date the warrant is exercisable.

               In 2001 in connection with certain promissory notes, other loans and equity raising, the Company issued warrants to note holders and financial consultants to purchase a total of 510,000 shares of its restricted common stock. The warrants are exercisable at various times through October 1, 2007 at prices ranging from $1.25 to $1.65, which was the fair value of the common stock on the date of grant. In connection with the granting of the above warrants approximately $553,000, the allocated fair value of the warrants at date of grant, was capitalized to deferred financing costs and is being amortized as financing costs over the maturity of the related debt.






NOTE 13 -  COMMITMENTS AND CONTINGENCIES.

           (a) Leases:

           (i) The Company's corporate offices are located at a facility under a sublease agreement with Anthony Colasanti, an officer and director of the Company, at a cost of $2,750 per month through February 2002.

           (ii) The NYFF Group operates from leased property in Highlands, NJ (the Aragon site). The lease is for five years and commenced May 1998. Lease payments are based on daily passenger volume at the leased property, and averaged approximately $30,400 per month during 2001. As the passenger volume using the Aragon site increases, the lease payments will increase proportionately. In addition, the NYFF Group rents other facilities on short-term leases. Rents under the short-term leases aggregate approximately $2,500 per month.

           (iii) On December 15, 2000 the Company executed a lease for additional parking, docking and office space at a site in Highlands, NJ. Pursuant to the terms of the lease, the Company has the right to use 125 of the parking spaces at the site from Monday to Friday until December 31, 2001 for a fee of $1,250 per week. The lease is renewable at the end of each period with terms to be decided upon renewal and in keeping with the requirements of the municipality. In addition, the terms of the lease provide the Company with the right to use the pier and a building at the foot of the pier as a ticket booth for $400 per month according to the same terms of use for the parking space. The Company began ferry service from the site on December 11, 2000. In December

                    2001, the Company's lease was extended for a one-year period expiring December 31, 2002.

          (iv) In October 2001, the Company entered into an agreement with Keyport Fast Ferry Inc., an unrelated entity, to act as the exclusive ferry operator. Under the terms of the agreement Keyport Fast Ferry is responsible for the landside operations and the Company is solely responsible for waterside and ferry operations. The Company pays Keyport Fast Ferry a monthly amount based on a declining scale from $1.50 to $1.30 per passenger embarking or debarking at the Keyport ferry site. The agreement is for a term of one year with automatic extensions commensurate with approvals issued by the municipality. The parties have exclusive, non-compete agreements with to respect to Keyport ferry service.

          The total amount of rent paid to above entities under the described lease agreements totaled $528,073 in 2001 and $476,391 in 2000.


          (v) On June 12, 2001 the Company entered into an agreement with the Perth Amboy Redevelopment Agency ("PARA") to develop a fast ferry service to be operated from an approximately 5 acre site on the riverfront in Perth Amboy. The agreement includes the exclusive rights to operate a fast ferry service from Perth Amboy and an eight-year lease with renewal options for three additional consecutive terms of 5 years and a final term of a two-year period. At the end of the initial eight-year term the Company has the option to purchase the leased property for $1,000,000. The Company and PARA are modifying the Lease Agreement so as to permit the issuance of tax-free bonds for the purchase of two high-speed vessels and the development of the Perth Amboy ferry site. The modified and amended agreement will provide for PARA to own the vessels and the ferry site with the Company acting as the exclusive manager and operator of the site and vessels. At the end of the initial eight-year term the Company will have the right to purchase the property and the vessels.

          (vi) In October 2001, the Company entered into a six-month Vessel Management Agreement with New England Aquarium Corporation for the use of a fast ferry vessel for the Company's Keyport, NJ operation. The agreement also includes one captain and up to three crewmembers to operate the vessel. For the use of the vessel the Company pays the vessel owner on a monthly basis an amount equal to $3.75 per passenger carried on the vessel in either direction between Keyport and Manhattan, which amounts to approximately $50,000 per month. The agreement expires on April 1, 2002 at which time the vessel will be returned to its owner.

             (vii) In October 2001, the Company entered into a Charter Agreement with Bay State Cruise Company for a seven-month term for the use of a fast ferry vessel to be used at the Company's Keyport site. The monthly charter fee is $33,000. The agreement also includes certain crewmembers for whom the Company pays $200 per man per day. The charter agreement terminates on May 15, 2002 at which time the vessel will be returned to its owner.

           (b)   Employment Contracts:

                    The Company entered into new employment agreements with its executive officer, Anthony Cappaze, in January 2000 and its Vice President-Secretary, Anthony Colasanti, in February 2000.

           The agreements provide for a base salary of $150,000 and $120,000 per year, respectively, for three years. Under these agreements Mr. Cappaze and Mr. Colasanti, respectively, were granted warrants to purchase a total of 300,000 and 150,000 shares of the Company's common shares at the fair market value of the common stock on the date of grant of $1.00 per share, which are exercisable as follow: one-third upon execution of agreement and one-third on the first and second anniversary dates of the respective agreements. The warrants are exercisable for a three-year period from grant dates. Both Messrs. Cappaze and Colasanti also received as a condition of their contract options to purchase 200,000 shares of common stock at $1.00 per share through January 2007, with half of these options exercisable in January 2002 and half exercisable in January 2003. Mr. Colasanti also received a warrant to acquire 100,000 common shares for two years at $1.00 per share.

               In May 2001 the Board of Directors of the Company reviewed the Employment Agreements of Messrs. Colasanti and Cappaze and their job performance. The Board concluded, that as the result of efforts of Cappaze and Colasanti, the Company was achieving its growth objectives and had raised substantial capital and was poised to significantly expand service for calendar year 2001. The Board also found that both Cappaze and Colasanti often had foregone receipt of their base salary for up to two months at a time to afford the Company the opportunity to utilize its limited cash resources for operations and expansion. The Board also found that Cappaze and Colasanti personally guaranteed debt obligations of the Company totaling approximately $200,000. On the resolution of an independent Board member, with Cappaze and Colasanti abstaining, the Board agreed to extend both Cappaze and Colasanti contracts for a four-year period through December 31, 2005. All of the options and warrants provided under the previous contract were immediately vested to Cappaze and Colasanti, respectively, and the new contracts provide that on each anniversary date of the contract Cappaze and Colasanti receive a minimum of 150,000 warrants. It further provides that effective July 1, 2001 Colasanti's base salary increases to $144,000.

               The Company entered into a two-year employment agreement with Patricia Beene effective October 1, 2001 to serve as its Chief Financial Officer at an annual salary of $125,000 per year. In addition, Ms. Beene was granted warrants to purchase a total of 175,000 warrants of the Company's common stock at $1.00 per share exercisable as follows: warrants to 50,000 shares exercisable upon execution of agreement, warrants to purchase 50,000 and 75,000 exercisable on the first and second anniversaries, respectively, of the agreement. The agreement provides for reviews, including bonuses and salary increases annually or as determined by the Board of Directors.

               The NYFF Group has entered into an employment contract with its President, which provides for a salary of $90,000 each year through October 4, 2003 with annual increases of 10%. Pursuant to the contract, the President is to be granted an option to purchase 10,000 shares of the Company's common stock each year at the fair market value on the grant date.

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

               NY Fast Ferry claims that the City, for the most part, has not made the improvements on the terminals. NY Fast Ferry also claims that the City has breached its duty under the Agreement to act in good faith, and instead, has acted in a manner to undermine or destroy NY Fast Ferry's business. NY Fast Ferry is seeking $4,000,000 in compensatory damages or, alternatively, rescission of the Agreement. The proceeds, if any, of the suit are pledged 50% to the original shareholders of NY Fast Ferry and 50% to debis Financial Services, Inc. as a pledge of collateral against amounts owing to them pursuant to a mortgage note payable. The discovery phase of pre-trial proceedings has not been completed. A trial date will be set when discovery is completed. The Company intends to pursue its legal remedies in this matter.

               On June 30, 2000, D. Weckstein & Co., Inc. ("Weckstein") filed suit against the Company in the Supreme Court of the State of New York. The Complaint alleges that the Company owes Weckstein $360,000 for services rendered by Weckstein in connection with the Company's purchase of a particular subsidiary, pursuant to a letter agreement between Weckstein and the Company. In the alternative, if the Court finds that Weckstein is not entitled to damages for breach of the letter agreement, Weckstein seeks an award in quantum meruit for services rendered. Weckstein also seeks an award of its costs and disbursements.

               On July 28, 2000, the Company filed an Answer, denying that the Company owes Weckstein damages for breach of contract or in quantum meruit; raising several defenses, including that Weckstein failed to perform its obligations under the letter agreement; and seeking dismissal of the Complaint and an award of the Company's attorney's fees, costs and further relief that the Court deems just and equitable. On July 28, 2000, the Company filed a Notice of Removal, and the case has been removed from the Supreme Court of the State of New York to the United States District Court for the Southern District of New York, based on the diversity jurisdiction of the Federal Court. Counsel for Weckstein has indicated a desire to end the litigation prior to trial by way of a negotiated settlement. To date, no settlement proposals have been exchanged. The Company is awaiting a trial date. Management is of the opinion that the plaintiff's case is without merit. The Company will not settle this action prior to trial unless the settlement amount is insignificant.

                    In November 1999 the Company completed negotiations and
               executed a lease for an approximate four-acre waterfront parcel of property in Stamford, Connecticut. The parcel was to be used as the Company's Stamford ferry site and included approximately 450 on-site parking spaces. In approximately July 2000 a dispute arose between the Company and the Landlord relating to the issuances of various governmental permits and approvals. Landlord took the position that the Company's failure to obtain permits and approvals afforded the Landlord the opportunity to cancel the lease. The Company argued that the Landlord did not have the right to cancel the lease, that all contingencies had been waived and that the permits and approvals needed to operate a ferry service were forthcoming. On August 3, 2000 the Company received a notice from the Landlord terminating the lease.

                    The Company filed an action to reaffirm the lease and to
               regain use, possession and occupancy of the premises. The Landlord filed an action for possession of the premises. In March 2001 the dispute as between the Landlord and the Company was resolved and a new lease was negotiated between the parties, which provided for a five-year lease and three (3) five-year renewal options. In order for the lease to take effect, however, both the Landlord and the Company needed the consent of Landlord's Contract Purchaser of the parcel. It appeared in approximately March 2001 that all of the parties had achieved resolution of this matter and that the Company would renew its permit applications and would commence commuter ferry operation immediately upon issuance of the required permits. Subsequently, a misunderstanding arose between the contract purchaser and the Company with respect to certain significant issues, which the parties were unable to resolve and prevented consummation of the tri parte settlement.

                    Continued negotiations with the contract purchaser proved
               fruitless and the Company pursued its legal remedies against the Landlord. As of December 31, 2001, the complaints as between the Landlord and the Company were being heard before the Connecticut Superior Court. In February 2002, the Company's litigation in the Stamford, CT lease matter was completed. A decision is expected by late April 2002.

NOTE 14 -  SUBSEQUENT EVENTS.

               In the three months January to March 2002, holders of mCPNs aggregating $35,000 extended the maturity date for a one-year term. In consideration thereof, the Company issued such note holders a total of 875 shares of its restricted common stock. During the same period, holders of senior CPNs totaling $4,373,000, due on February 28,2002, extended the maturity dates for such notes to August 31, 2002. In consideration for the extension, the Company issued to the note holders 2,236,500 shares of its restricted common stock. In consideration for the services of a financial consultant in negotiating the extension, the Company issued the consultant a senior CPN in the amount of $100,000 and 50,000 shares of its restricted common stock.

               In February and March 2002, the Company received proceeds from 10.5% CPNs totaling $30,000. In connection therewith, the Company issued to the note holders 600 shares of its restricted common stock.

                    In March 2002, the Company received proceeds from 10.0%
               senior CPNs aggregating $650,000. Notes in the amount of $500,000 mature July 31, 2002 and a note in the amount of $150,000 matures on September 22, 2002. In connection therewith, the Company issued to the note holders 650,000 shares of its restricted common stock. The Company issued a CPN in the amount of $50,000 to a financial consultant who arranged the loan in lieu of a fee.

                    In March 2002, the Company received proceeds from CPNs
               totaling $50,000 maturing in 90 days and bearing interest at the rate of 12% per annum. In consideration for such loan, the Company issued to the note holders a total of 15,000 shares of its restricted common stock.

                    On February 28, 2002 the Company's lease for its corporate offices at 195 Fairfield Avenue, West Caldwell, New Jersey expired. The Company executed a new lease with CEC Realty, LLC, an entity in which an officer and director of the Company is a principal. The new lease is for a two-year term commencing March 1, 2002 and provides for the Company to occupy additional space. The monthly rental for the two-year period is $3,150.