Form 10QSB
period 2002-03-31
LIGHTHOUSE FAST FERRY INC
filed 2002-05-16
CIK 1022360

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                 (973) 618-9034
                                ----------------
                           (Issuer's telephone number)


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

The number of shares outstanding of the issuer's classes of common equity, as of May 10, 2002 is 17,655,963 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):
YES  [ ]    NO [X]

                          PART I FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS









                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                                 March 31, 2002

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES





                          INDEX TO FINANCIAL STATEMENTS








                                                                           Page No.
                                                                           --------
Consolidated Balance Sheet at March 31, 2002............................        4


Consolidated Statements of Operations
     For the Three Months Ended March 31, 2002 and 2001.................        5


Consolidated Statements of Cash Flows
     For the Three Months Ended March 31, 2002 and 2001.................      6 - 7


Notes to Consolidated Financial Statements .............................      8 - 15

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                March 31,
                                                              ------------
                                                                  2002
                                                              ------------
                       A S S E T S

Current assets:
  Cash                                                        $    290,533
  Inventories                                                      104,802
  Deferred financing costs                                       3,132,938
  Prepaid expenses and other current assets                        307,366
                                                              ------------
      Total current assets                                       3,835,639

Property and equipment - at cost,
  less accumulated depreciation                                 10,419,119
Goodwill                                                           975,640
Other assets                                                       555,744
                                                              ------------

        Total Assets                                          $ 15,786,142
                                                              ============

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Convertible promissory notes                                $  6,573,000
  Current maturities of long-term debt                           1,399,444
  Notes payable - short-term                                       345,000
  Notes payable - stockholders                                     183,255
  Accounts payable                                               1,202,193
  Accrued expenses                                               1,696,577
  Deferred revenues                                                276,595
  Due to officers                                                  271,162
                                                              ------------
     Total current liabilities                                  11,947,226

Long-term debt - net of current maturities                       9,096,253
                                                              ------------
      Total liabilities                                         21,043,479
                                                              ------------

Stockholders' deficiency:
  Preferred stock - $.01 par value
    Authorized and unissued 10,000,000 shares
  Common stock - $.01 par value
    Authorized - 40,000,000 shares
    Issued and outstanding - 17,075,838 shares                     170,759
  Additional paid-in capital                                    19,128,068
  Accumulated deficit                                          (24,556,164)
                                                              ------------
     Total stockholders' deficiency                             (5,257,337)
                                                              ------------

        Total Liabilities and Stockholders' Deficiency        $ 15,786,142
                                                              ============


          See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For the Three Months Ended
                                                                   March 31,
                                                      ---------------------------------
                                                          2002                 2001
                                                      ------------         ------------
Revenues                                              $  1,405,424         $    831,905
                                                      ------------         ------------

Costs of service:
  Ferry operations                                       1,441,301              810,424
  Depreciation                                             230,749              226,388
                                                      ------------         ------------
Total costs of service                                   1,672,050            1,036,812
                                                      ------------         ------------

                                                          (266,626)            (204,907)
                                                      ------------         ------------

Operating expenses:
  Selling, general and administrative                      489,315              418,532
  New business development                                  98,663              138,335
  Marketing                                                  8,873                4,334
  Amortization of goodwill                                      --               20,236
                                                      ------------         ------------
Total operating expenses                                   596,851              581,437
                                                      ------------         ------------

Loss from Operations                                      (863,477)            (786,344)
                                                      ------------         ------------

Other (income) expenses:
  Interest and amortization of financing costs           1,781,534            1,423,530
  Other (income) expenses                                  (11,839)                  --
                                                      ------------         ------------
Total other expenses                                     1,769,695            1,423,530
                                                      ------------         ------------

Net loss                                              ($ 2,633,172)        ($ 2,209,874)
                                                      ============         ============

Per share data:
  Basic and diluted:
    Net loss                                          $      (0.18)        $      (0.27)
                                                      ============         ============

Weight average number of shares outstanding:
      Basic and diluted                                 14,858,229            8,284,864
                                                      ============         ============


          See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                            For the Three Months Ended
                                                                        March 31,
                                                                2002               2001
                                                            -----------         -----------
Cash flows from operating activities:
  Net loss                                                  ($2,633,172)        ($2,209,874)

  Adjustments to reconcile net loss
      to net cash used in operating activities:
    Depreciation                                                234,863             228,800
    Amortization of goodwill                                         --              20,236
    Amortization of deferred finance costs                    1,395,803           1,036,915
    Stock issued for services rendered                               --              29,600
    Increase (decrease) in cash flows as a result of
        changes in assets and liabilities
      Inventories                                                 1,500                (903)
      Prepaid expenses and other current assets                   5,240             (62,931)
      Other assets                                             (195,181)             14,915
      Accounts payable                                          127,375             228,852
      Accrued expenses                                          197,535             133,633
      Deferred revenues                                          70,358              24,642
      Due to officers                                                --               8,264
                                                            -----------         -----------

Net cash flows used in operating activities                    (795,679)           (547,851)
                                                            -----------         -----------

Cash flows from investing activities:
  Acquisition of property and equipment                          (2,969)                 --
  Construction in process                                      (175,000)                 --
                                                            -----------         -----------
Net cash used in investing activities                          (177,969)                 --
                                                            -----------         -----------

Cash flows from financing activities:
  Proceeds from notes payable - stockholders                         --              30,000
  Payments of notes payable - stockholders                       (3,500)                 --
  Proceeds from convertible promissory notes                    685,000             385,000
  Repayment of convertible promissory notes                     (25,000)
  Proceeds from short term debt obligations                     125,000
  Repayment of short term debt obligations                      (90,000)
  Repayments of long-term debt                                  (78,979)            (70,331)
  Proceeds from issuance of common stock                          5,000             159,500
                                                            -----------         -----------
Net cash provided by financing activities                       617,521             504,169
                                                            -----------         -----------

Net increase (decrease) in cash                                (356,127)            (43,682)
Cash at beginning of period                                     646,660              66,578
                                                            -----------         -----------
Cash at end of period                                       $   290,533         $    22,896
                                                            ===========         ===========


          See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

                                                             For the Three Months Ended
                                                                     March 31,
                                                             ----------------------------
                                                                 2002              2001
                                                             ------------        --------
Supplemental Disclosures of Cash Flow Information:

Supplemental Schedules of Noncash
  Operating and Financing Activities:

  Common stock and warrants issued as financing costs        $  3,317,333        $232,211
                                                             ============        ========

  Common stock issued as payment of liabilities:
    Others                                                   $         --        $ 29,600
                                                             ============        ========

  Convertible promissory note issued as payment
    of financing costs                                       $    150,000        $     --
                                                             ============        ========


          See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002


NOTE 1 - BASIS OF PRESENTATION.

      The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 2001, filed as part of the Company's Annual Report on Form 10-KSB for such year.


NOTE 2 - GOING CONCERN.

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Lighthouse Fast Ferry, Inc. (the "Company") has sustained substantial losses for the quarter ended March 31, 2002 and the year ended December 31, 2001. In addition, at March 31, 2002 the Company has working capital and stockholders' capital deficiencies of $8,111,587 and $5,257,337, respectively.

      Future viability of the Company is dependent upon the Company's ability to obtain additional funding and obtain profitable operations. In the three months ended March 31, 2002, the Company received cash of $685,000 from convertible promissory notes, $125,000 from short-term loans and $5,000 in cash from the sale of its common stock. The proceeds were used to provide working capital for the Company's ongoing operations, to meet certain obligations and to fund its expansion plans.

      Management is aggressively pursuing federal funding that is presently available for ferry service operators in the metropolitan New York area. Federal funds are also available through the Federal Emergency Management Agency (FEMA). The Company has submitted to FEMA an application for reimbursement of approximately $500,000 of expenditures related to the start-up of the Keyport operation. A federally sponsored bill through an emergency appropriations funding included in the Department of Defense Appropriations has allocated $100 million specifically to expand ferry service between New York and New Jersey. While the Company does not expect to receive funds directly from this appropriation, Perth Amboy Redevelopment Agency (PARA) has been identified as one of the expansion projects. Any funds PARA receives will reduce the amount of funds the Company will need to rehabilitate the planned Perth Amboy ferry site and to develop landside ferry facilities.

      In addition, the Perth Amboy Redevelopment Agency has authorized the sale of $14 million in tax-free municipal bonds to be used specifically for the development of high-speed ferry service that will be provided exclusively by the Company through its operating subsidiary. Although there can be no assurances that the Company will be successful in obtaining funding from any of these sources, management is confident that as a currently operating ferry service with over three years of operational history, it is favorably positioned to secure some funding from these sources.

      Although there can be no assurances that the Company will be successful in obtaining funding, it is management's opinion that through the sales of its common stock and other financing arrangements the Company will continue to be successful in raising sufficient funds to meet the Company's obligations as they become due.

      The conditions previously mentioned raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS.

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement Of Financial Accounting Standards (SFAS) No. 141, "Accounting For Business Combinations", and SFAS No. 142, "Goodwill And Other Intangible Assets". These Statements modify accounting for business combinations after June 30, 2001 and affect the Company's treatment of goodwill at the start of fiscal year 2002. SFAS No. 142 requires that goodwill existing at the date of adoption be reviewed for possible impairment and the impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill must be assessed and classified consistent with the Statements' criteria. Amortization of goodwill ceased effective December 31, 2001. The Company is still assessing if goodwill has been impaired. Currently, management is of the opinion that there will not be an impairment charge.


NOTE 4 - RECLASSIFICATIONS.

      Certain prior years amounts have been reclassified to conform to the current year presentations.


NOTE 5 - CONVERTIBLE PROMISSORY NOTES.

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


      CPNs are summarized as follows at March 31, 2002:

                                                            10.5%              10.0%
                                                            CPNs            Senior CPNs
Balance at December 31, 2001          5,763,000             680,000           5,083,000

CPNs issued for cash                    685,000              35,000             650,000
CPNs issued for services                150,000             150,000

Payments                                (25,000)            (25,000)                 --
                                    -----------         -----------         -----------
                                        810,000              10,000             800,000

Balance at March 31, 2002           $ 6,573,000         $   690,000         $ 5,883,000
                                    ===========         ===========         ===========

      In the three months January to March 2002, holders of maturing CPNs aggregating $35,000 extended the maturity date for a one-year term. In consideration thereof, the Company issued such note holders a total of 875 shares of its restricted common stock. During the same period, holders of senior CPNs totaling $4,373,000, due on February 28, 2002, extended the maturity dates for such notes to August 31, 2002. In consideration for the extension, the Company issued to the note holders 2,211,500 shares of its restricted common stock. In consideration for the services of a financial consultant in negotiating the extension, the Company issued the consultant a senior CPN in the amount of $100,000 and 50,000 shares of its restricted common stock in lieu of a fee. The Company amortizes the allocated fair market value of the securities and debt issued in connection herewith over the term of the extension.

      In January and March 2002, the Company received proceeds from 10.5% CPNs totaling $35,000. In connection therewith, the Company issued to the note holders 1,000 shares of its restricted common stock, the fair market value of which is allocated over the term of the note.

      In March 2002, the Company received proceeds from 10.0% senior CPNs aggregating $650,000. Notes in the amount of $500,000 mature July 31, 2002 and a note in the amount of $150,000 matures on September 22, 2002. In connection therewith, the Company issued to the note holders 650,000 shares of its restricted common stock. The Company issued a CPN in the amount of $50,000 in lieu of a fee to a financial consultant who arranged the loan. The Company amortizes the allocated fair market value of the securities and debt issued in connection herewith over the term of the note.

NOTE 6 - NOTES PAYABLE - SHORT-TERM.


      In October 2001, the Company received proceeds of $350,000 from a term note secured by a second mortgage on the Company's two ferry vessels. The note bears an annual interest rate of 18% with principal of $30,000 and interest to be paid monthly commencing November 1, 2001. The note matured on April 1, 2002 with a final payment due of $200,000. In April 2002, the Company finalized negotiations of an extension and modification. The modified terms of the note permit interest only payments in the second quarter of 2002 and principal and interest payments of approximately $20,000 per month for the following nine months. In consideration for the extension, the Company issued 100,000 shares of its restricted common stock. The allocated fair market value of the shares will be charged to operations over the term of the extension as financing costs.


      In March 2002, the Company received proceeds totaling $50,000 from two 90-day promissory notes each bearing interest at a rate of 12% per annum. As consideration for the loan, the Company issued to the note holders a total of 15,000 shares of its restricted common stock and three-year warrants to purchase 30,000 shares of its restricted common stock at an exercise price per share of $1.25, exercisable upon the date of issuance. The allocated fair market value of the shares and warrants will be charged to operations over the term of the note as financing costs.


      In March 2002, the Company received proceeds in the amount of $75,000 from a promissory note maturing in one-year bearing interest at a rate of 18% per annum. Interest only is paid monthly. As consideration for the loan, the Company issued to the note holder three-year warrants to purchase 25,000 shares of its restricted common stock at an exercise price per share of $2.00, exercisable upon the date issuance. The allocated fair market value of the shares and warrants will be charged to operations over the term of the note as financing costs.


NOTE 7 - CAPITAL STOCK.

(a)         Common Stock Issued for Consideration Other Than Cash:


      During January and March 2002, the Company issued 1,000 shares of its restricted common stock to note holders as consideration for 10.5% CPNs totaling $35,000. The allocated fair market value of the securities issued will be amortized over the term of the notes.


      During January, February and March 2002, as consideration for a one-year extension of the maturity dates of the notes, the Company issued to holders of maturing convertible promissory notes an aggregate of 875 shares of its restricted common stock. The allocated fair market value of the securities issued will be amortized over the term of the extension.

      In February 2002, the Company issued to the holders of Senior Convertible Promissory notes a total of 2,211,500 shares of it restricted common stock having an allocated fair market value of $2,764,375 on the date of issuance, as consideration for a six-month extension of notes totaling $4,373,000. The allocated fair market value of the securities issued will be allocated over the term of the extension. Additionally, the Company issued to a financial consultant 50,000 shares of its restricted common stock as consideration for services rendered in connection with obtaining the extension. The allocated fair market value of the securities issued will be amortized over the term of the extension.

      In February 2002, the Board of Directors approved the issuance of 100,000 shares of restricted common stock to the Company's CEO/President to replace stock that he had placed as collateral for a loan and subsequently surrendered to a note holder as consideration for an extension of that loan and satisfaction of interest owed, which permitted the Company to realize additional cash from the December 2001 sale of its Shrewsbury Avenue property.

      In March 2002, as consideration for two 90-day notes totaling $50,000 and bearing interest at the rate of 12% per annum, the Company issued to the two note holders, an aggregate of 15,000 shares of its restricted common stock. The allocated fair market value of the securities issued will be amortized over the term of the note.

      In March 2002, the Company issued to two note holders 650,000 shares of its restricted common stock as consideration for 10.0% senior CPNs aggregating $650,000. The allocated fair market value of the securities issued will be amortized over the term of the notes.

(b)         Common Stock Issued for Cash:

      During February 2002, the Company sold 5,000 shares of its restricted common stock at a price of $1.00 per share to an accredited investor and current stockholder.


NOTE 8 - STOCK OPTIONS AND WARRANTS.

(a)         Employee Stock Options:


      On March 10, 2000, the Board of Directors of the Company adopted the 2000 Employee Stock Option Plan (2000 Plan), reserving a maximum of 1,115,000 shares of common stock to be issued as bonuses or upon the exercise of options. As of March 31, 2002 the Company had not granted any stock options under the Employee Stock Option Plan. On May 1, 2002, the Board of Directors approved the issuance of options to purchase an aggregate 78,767 shares of the Company's stock at an exercise price of $1.25 per share in accordance with the 2000 Plan. The options were awarded to qualified employees based on time of service, compensation rate and contribution to the Company.

(b)         Options and Warrants Granted in 2002:


      In February 2002, under the terms of their employment agreement the Board of Directors approved the issuance to both its CEO and Vice President-Secretary warrants to purchase 100,000 shares of its common stock at an exercise price of $1.00, which was the fair market value at the date of grant. The warrants are exercisable for three years from date of grant. Also in February 2002, the Board granted in recognition of services rendered in 2001 options to purchase shares of its restricted common stock at an exercise price of $1.20 as follows: 200,000 shares to the CEO and Vice President-Secretary, 30,000 shares to the CFO and 125,000 shares to its President of its operating subsidiary. The options vest immediately and are exercisable for a five-year period.

      In March 2002, the Company issued to a financial consultant warrants to purchase 50,000 shares of the Company's common stock at $2.00 per share in exchange for services rendered during the quarter ended March 31, 2002.

      In March 2002, as consideration for two 90-day notes totaling $50,000 and bearing interest at the rate of 12% per annum, the Company issued to the two note holders warrants to purchase 30,000 shares of its common stock at $1.25 per share exercisable for a three-year period. The allocated fair market value of the securities issued will be amortized over the term of the note.

      In March 2002, as consideration for a one-year promissory note in the amount of $75,000 and bearing interest at the rate of 18% per annum, the Company issued to the note holder warrants to purchase 25,000 shares of its common stock at $2.00 per share exercisable for a three-year period. The allocated fair market value of the securities issued will be amortized over the term of the note.


NOTE 9 - COMMITMENTS AND CONTINGENCIES.

(a)   Leases:


      On February 28, 2002 the Company's lease for its corporate offices at 195 Fairfield Avenue, West Caldwell, New Jersey expired. The Company executed a new lease with CEC Realty, LLC, an entity in which an officer and director of the Company is a principal. The new lease is for a two-year term commencing March 1, 2002 and provides for the Company to occupy additional office space. The monthly rental for the two-year period is $3,150.


(b)   Litigation:


      On June 30, 2000, D. Weckstein & Co., Inc. ("Weckstein") filed suit against the Company in the Supreme Court of the State of New York. The Complaint alleges that the Company owes Weckstein $360,000 for services rendered by Weckstein in connection with the Company's purchase of The Cigar Box, pursuant to a letter agreement between Weckstein and the Company. During 2001 the discovery phase of the litigation was completed. Upon completion of discovery, Weckstein filed a motion for summary judgment, and affidavits and briefs were filed. In April 2002, the Court denied Weckstein's motion for summary judgment. On May 10, 2002 the parties received notice that a trial date has been set for July 29, 2002.

      On August 3, 2000, the Company received a notice from a subsidiary of The Connecticut Light & Power Co. (the "Landlord"), terminating its lease for the property that is the proposed site for the Company's Stamford, Connecticut ferry terminal. The Landlord based the termination of the lease on the failure of the Company to get certain necessary permits for its use of the site. The Company disputes the Landlord's right to terminate the lease. As a result of the inability to resolve material issues, the parties pursued legal remedies. Trial of the issues commenced in August 2001 before the Connecticut Superior Court. The trial was concluded in February 2002. Briefs were filed in April 2002 and the Company is awaiting the court's decision, which is expected in late May 2002.


NOTE 10 - SUBSEQUENT EVENTS.

      In April 2002, the Company contracted to purchase for approximately $3.3 million a high-speed ferry vessel being constructed by Austal USA LLC ("Austal") shipbuilders. As of May 10, 2002, the Company had paid Austal a total of $425,000 in progress payments. The Company is in negotiations with a lender to secure long-term financing for the vessel and is confident that it will be successful in obtaining such financing on acceptable terms. Delivery is expected in early July 2002. The vessel will be utilized in the Company's Keyport service.

      In April 2002, the six-month Vessel Management Agreement with New England Aquarium Corporation for the use of a fast ferry vessel for the Company's Keyport, NJ operation expired and the vessel was returned to its owner. On a short-term basis, the Company has entered into a weekly charter agreement with Doris Mae IV Inc. at the rate of approximately $2,000 per day for a vessel to provide limited ferry service at its Keyport location while it is waiting for delivery of a new high-speed vessel being built by Austal.

      In early May 2002, the Charter Agreement with Bay State Cruise Company for a seven-month term for the use of a fast ferry vessel to be used at the Company's Keyport site expired and the vessel was returned to its owner. On a short-term basis, the Company has entered into a weekly charter agreement with Brooklyn Marlyn Boats at the rate of approximately $2,000 per day for a vessel to provide limited ferry service at its Keyport location while it continues to seek a suitable replacement charter.

      In April 2002, the Company received proceeds from a four-month senior convertible promissory note in the amount of $350,000, bearing simple interest at an annual rate of 10%. Principal and interest is payable at maturity. As consideration for the note, the Company issued 350,000 shares of its restricted common stock. Additionally, the Company issued to a financial consultant a convertible promissory note in the amount of $35,000, as consideration for services rendered

NOTE 10 - SUBSEQUENT EVENTS (continued).

in connection with obtaining the proceeds. The allocated fair market value of the securities and debt issued will be amortized over the term of the note.

      In April 2002, the Company received cash proceeds of $160,000 from a 90-day promissory note in the amount $176,000, which includes a placement fee of $16,000, bearing interest at the rate of 18% per annum. Interest is payable monthly and principal is due at maturity. As consideration for the $176,000 loan, the Company issued the lender 60,000 shares of its restricted common stock, the allocated fair market value of which will be amortized over the term of the note. Interest only is payable monthly. Additionally, the Company issued to the lender an assignment of the Austal contract for the purchase of the vessel.

      On May 1, 2002, the Board of Directors issued to each of the CEO/President and the Vice-President/Secretary five-year options to purchase 250,000 shares of the Company's restricted common stock at an exercise price of $1.25 per share as compensation for providing their personal guarantee on loans totaling $330,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Lighthouse Fast Ferry Inc. (the "Company") is a New Jersey corporation formed on May 12, 1993 under the name Drydock Cafe, Inc. On September 21, 1994, the Company changed its name to Lighthouse Landings, Inc. On September 19, 2000, the Company changed its name to Lighthouse Fast Ferry, Inc. The Company, through its subsidiary New York Fast Ferry Holding Corp. ("NYFF"), is an operator of high speed, commuter passenger ferry service in the New York City metropolitan region. The Company, through its subsidiary NY Fast Ferry, operates from two separate leased facilities in Highlands, New Jersey.

      Effective October 15, 2001, the Company commenced high-speed ferry service from Keyport, NJ, also in Monmouth County, to Manhattan. The Keyport ferry site is operated under a joint venture agreement between NY Fast Ferry and Keyport Fast Ferry, an unrelated entity. The Company serviced Keyport with two high-speed ferry vessels, chartered under a short-term arrangement, until late April and early May, respectively, when the charters terminated. In April 2002, the Company contracted to purchase a high-speed ferry being built by Austal USA LLC ("Austal") shipbuilders to be delivered in early July and utilized for the Keyport service.

      Before September 11,2001, the number of US built, high-speed ferry vessels available for charter in the US market was limited. Subsequent to the events of September 11, 2001, ferry service in the New York harbor has been expanded as a quick solution to the loss of Path train service to lower Manhattan. Accordingly, availability of suitable high-speed vessels has contracted and the cost of charters has increased. As a result, to date the Company has not been successful in finding suitable high-speed ferry vessels to replace the charters that terminated in April and May.

      In the interim the Company has chartered two sub-optimal vessels to provide limited ferry service from the Keyport location until it can locate more suitable vessels and/or the new vessel is delivered. This situation will adversely impact the Company's revenues from its Keyport location, resulting in a potential increase in operational losses until it is able to provide the proper vessels for the service.

      The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes to those statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, along with other information included in this Form 10-QSB.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTH ENDED MARCH 31, 2001.


REVENUES - The Company's consolidated revenues are comprised primarily of passenger ticket sales, galley sales, charter sales and miscellaneous sales. Total revenues for the three months ended March 31, 2002 totaled $1,405,424 as compared to $831,905 for the same period ended in 2001, a 68.94% increase. The increase is primarily attributable to an increase in passenger ticket sales of approximately $540,000 to $1,330,700 for the period ended March 31, 2002 from $788,529 for the same period in 2001. Additionally, galley sales increased to $67,668 for the three months ended March 31, 2002 as compared to $39,376 for the same period in 2001, a 71.85% increase.

      Both passenger ticket and galley sales increases result from expanded ridership at the Company's Highlands location in the three months ended March 31, 2002 and 2001, to 80,661 from 67,870, respectively, an 18.85% increase and the addition of its Keyport operation, which commenced service on October 15, 2001.

COST OF SERVICES - NYFF's cost of services increased by 61.27% to $1,672,050 for the three months ended March 31, 2002 compared to $1,036,812 for the three months ended March 31, 2001. The overall changes are comprised of the following:

SALARY AND RELATED BENEFITS - Salary and related benefits increased by 53.09% to $289,172 for the three months ended March 31, 2002 compared to $188,888 for the three months ended March 31, 2001. The increase is attributable to additional crew and maintenance personnel added for both the Highlands and Keyport operations, nearly doubling year-on-year, increases in the hourly rates of union personnel and overtime pay required by the renewed union contract and higher health insurance premiums.

FUEL AND OIL RELATED COSTS - Fuel and oil related costs increased by 38.17% to $232,497 for the three months ended March 31, 2002 compared to $168,270 for the three months ended March 31, 2001. The increase is attributable to an increase in fuel consumption as the Company operated a total of four vessels in 2002 as compared to two in 2001, with the additional two vessels servicing the Keyport location.

BOAT MAINTENANCE AND RELATED SUPPLIES - Boat maintenance and related supplies decreased by 19.86% to $181,396 for the three months ended March 31, 2002 compared to $226,358 for the three months ended March 31, 2002. The decrease in boat maintenance and related supplies was a result of unscheduled maintenance and replacement of a steering control system in 2001 that did not recur in 2002.

DOCKING AND PARKING RELATED FEES - Docking and parking related fees increased by 37.51% to $144,278 for the three months ended March 31, 2002 as compared to $104,921 for the three months ended March 31, 2001. The increase in docking and parking related fees are the result of an increase in the ridership in Highlands and the addition of the Keyport operation.

INSURANCE - Insurance costs increased by 34.10% to $40,423 for the three months ended March 31, 2002 as compared to $30,145 for the three months ended March 31, 2001. The overall increase in insurance costs is primarily the result of an increase in insurance premiums.

GALLEY COST OF GOODS SOLD - The galley cost of goods sold increased by 60.15% to $42,028 for the three months ended March 31, 2002 as compared to $26,242 for the three months ended March 31, 2001. The increase is primarily attributable to an increase in galley sales of 71.85%.

FERRY AND BARGE EQUIPMENT RENTAL - For the three months ended March 31, 2002, ferry and barge equipment rental totaled $432,467 as compared to $27,885 for the same period in 2001, an increase of $404,582. The increase in the expenditure is directly attributable to the vessels chartered on short-term bases for the Keyport service.

OTHER DIRECT OPERATING COSTS - Other direct operating costs for the three months ended March 31, 2002 amounted to $79,040 as compared to $29,849 for the three months ended March 31, 2001, a 164.80% increase. Other direct operating costs include primarily merchant credit card fees, the costs of a third-party shuttle bus service between its locations provided by the Company and the cost of security at the dockside facilities and on the vessels required since September 11, 2001.

DEPRECIATION - Depreciation increased by 1.93% to $230,749 for the three months ended March 31, 2002 compared to $226,388 for the three months ended March 31, 2001.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - The Company's consolidated selling, general and administrative expenses increased over 16.91% to $489,315 for the three months ended March 31, 2002 compared to $418,532 for the three months ended March 31, 2001. The increases are comprised of the following:

FERRY ADMINISTRATION, SALARY AND RELATED BENEFITS - Salary and related benefits for Ferry Administration increased by 93.27% to $123,172 for the three months ended March 31, 2002 compared to $63,732 for the three months ended March 31, 2001. The increase is attributable to salary increases, reassignment of a management personnel from operations to administration and temporary help and additional headcount added to support the Keyport service.

CORPORATE ADMINISTRATION, SALARY AND RELATED BENEFITS - Salary and related benefits for the Corporate Administration was approximately $150,000 for both of the three months ended March 31, 2002 and 2001.

PROFESSIONAL SERVICES - Professional services, which include legal, accounting and consulting services, decreased by 28.19% to $74,164 for the three months ended March 31, 2002 compared to $103,281 for the three months ended March 31, 2001. The decrease is primarily attributable to a reduction in legal expenses and accounting fees.

TRAVEL AND RELATED AUTOMOBILE EXPENSES - Travel and related automobile expenses for the three months ended March 31, 2002 amounted to $19,949 as compared to $20,461 for the three months ended March 31, 2001, a decrease of approximately $500.

OFFICE FACILITY RELATED EXPENSES - Office facility related expenses include rent, utilities, maintenance and general office expenditures for the Company's corporate office in West Caldwell, New Jersey and NYFF's operations office in Highlands, New Jersey. Office facility related expenses increased by 65.77% to $89,913 for the three months ended March 31, 2002 compared to $54,238 for the three months ended March 31, 2001. The increase primarily relates to the rent that NYFF has paid since January 2002 to the purchaser of the Company's Shrewsbury Avenue property in Highlands pending the relocation of the office facility.

DEPRECIATION EXPENSE - Depreciation expense increased over 3.37% to $4,114 for the three months ended March 31, 2002 compared to $3,980 for the three months ended March 31, 2001. The increase is related to new asset purchases

CORPORATE EXPENSE - OTHER - Other corporate related expenses increased by 136.75% to $32,487 for the three months ended March 31, 2002 compared to $13,722 for the three months ended March 31, 2001. The increase is related to the expenses associated with filing the 10-KSB and 10-QSB with the company's financials statements, as well as various other SEC filings.

MARKETING EXPENSES - Marketing expenses increased by 104.73% to $8,873 for the three months ended March 31, 2002 compared to $4,334 for the three months ended March 31, 2001. The increase is related to increased efforts to attract new passengers to the Company's existing service in Highlands as well as to its new location n Keyport.

NEW SITE DEVELOPMENT COSTS - For the three-month period ended March 31, 2002, the Company incurred $98,663 in expenses related to its ongoing development efforts in Perth Amboy, New Jersey and Stamford, Connecticut as compared to $138,335 for the same period in 2001, a decrease of $39,672. The expenditures are comprised primarily of legal, engineering and architectural expenses.

GOODWILL AMORTIZATION - In the three months ended March 31, 2002 in accordance with a new accounting pronouncement, the Company did not record an expense related to the amortization of its goodwill. The Company did record amortization of goodwill expense of $20,236 for the three months ended March 31, 2001, which was related to its acquisition of NYFF.

INTEREST EXPENSE - Interest expense primarily relates to the Company's capital-raising activities necessary to meet its current obligations and those of NYFF, including the mortgages on the vessels and providing for the Company's working capital needs and business development. Interest expense increased by 25.14% to $1,781,534 for the three months ended March 31, 2002 as compared to $1,423,530 for the three months ended March 31, 2001. In the current period under review approximately $1,395,000 is a non-cash charge related to the issuance of restricted common stock as additional consideration for debt and related extensions of maturities.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has funded its operations primarily through capital raised from private placements of equity securities and debt, including convertible promissory notes, and institutional financing. In the three months ended March 31, 2002, the Company raised proceeds in the amount of $685,000 through the issuance of convertible promissory notes to accredited investors and $125,000 from the issuance of other short-term financing arrangements.

      While NY Fast Ferry operations generates sufficient net cash flow to cover its direct operating and overhead costs, it does not consistently generate cash flow sufficient to cover principal and interest payments for both vessel mortgages or to repay its line of credit. In the three weeks immediately after the events of September 11, 2001, the Company's revenues were adversely affected by the closing of lower New York harbor for several days and intermittent closings thereafter, as well as the time it took for businesses in lower Manhattan to reopen or relocate. Consequently, the Company became delinquent in making these payments. The ship mortgages, held by debis Financial Services, Inc. ("Debis"), each require monthly payments of principal and interest in the amount of $56,719. As of May 10, 2002, the Company remains delinquent in these payments.

      Debis also holds a note payable that was NY Fast Ferry's line of credit prior to its acquisition and was assumed by the Company in the acquisition of NY Fast Ferry. The note's outstanding balance at December 31, 2001 was approximately $919,000. The note, also secured by mortgages on the two vessels, originally required a final payment of $934,000 on December 10, 2000, which the company was unable to make. These two preferred ship mortgages and the note are further secured by cross collateralization agreements, assignment of personal property, a pledge of a potential receivable arising out of a lawsuit against the City of New York, and a Company guarantee. The Company and Debis are presently in negotiation to restructure the payment of the debts.

      The Company, as of March 31, 2002, had a working capital deficiency of $8,111,587. The holders of senior convertible promissory notes totaling $5,083,000 plus accrued interest of approximately $800,000 have indicated to the Company their intention to convert their debt if the Company is able to obtain a significant equity infusion. Additionally, the holder of a secondary mortgage on the vessels with a balance of $290,000 at December 31, 2001 and a principal payment of $200,000 due on April 1, 2002 agreed to modify the terms of the loan and accept interest payments only during the second quarter of 2002 and payments of principal and interest of approximately $20,000 a month for nine months thereafter. To date upon request from the Company it has received extensions from substantially all lenders and note holders.

      In consideration for the new debt and extensions on existing debt for the three months ended March 31, 2002, the Company issued to such lenders and note holders shares of its restricted common stock having a fair market value of approximately $3,300,000 and charged the allocated fair market value of the shares to operations as financing costs over the terms of the notes and extensions, respectively.

      The Company is aggressively pursuing federal funding that is presently available for ferry service operators in the metropolitan New York area. Federal funds are also available through the Federal Emergency Management Agency ("FEMA") for any costs or expenses incurred in providing new or expanded ferry service in the aftermath of the September 11th attacks. The Company has submitted to FEMA an application for reimbursement of approximately $500,000 of expenditures and costs related to the start-up and operation of the Keyport ferry service. The Company has received acknowledgement that the service qualifies and reimbursement is pending the agency's determination of approved expenditures. A federally sponsored bill through an emergency appropriations funding included in the Department of Defense Appropriations has allocated $100 million specifically to expand ferry service between New Jersey and New York. While the Company does not expect to receive funds directly from this appropriation, management believes that Perth Amboy Redevelopment Agency (PARA) has been identified as one of the expansion projects. Any funds PARA receives will reduce the amount of funds the Company will need to rehabilitate the planned Perth Amboy ferry site and to develop landside ferry facilities. If PARA is unsuccessful in obtaining federal funding, the Company will be required to fund the improvement of landside ferry facilities.

      In addition, the Perth Amboy Redevelopment Agency has authorized the sale of $14 million in tax-free municipal bonds to be used specifically for the development of high-speed ferry service that will be provided exclusively by the Company through its operating subsidiary. Although there can be no assurances that the Company will be successful in obtaining funding from any of these sources, management is confident that as a currently operating ferry service with over three years of operational history, it is favorably positioned to secure some funding from these sources.

      In the planned development of its commercial operations, the Company's combined losses are expected to continue as the Company expands its ferry routes and until each new site becomes fully operational. The Company's ability to meet its obligations in the ordinary course of business is dependent upon it achieving operational profitability and continuing to obtain adequate funding. The Company's ability to fulfill its expansion objectives is also dependent upon its ability to secure financing for the acquisition of additional vessels. The Company is currently in discussions with several financial entities that provide funding for such equipment and it believes that it will be able to secure such financing on acceptable terms.

      Although the Company has been successful to date in its efforts to raise funds and negotiate extensions, there can be no assurances that the Company will continue to be successful in its efforts to obtain funds and extensions. However, it is management's belief, that through the sales of its common stock and other financing arrangements combined with cash flow from operations, the Company will continue to be successful in raising sufficient funds to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

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


SUBSEQUENT EVENTS

      In April 2002, the Company received proceeds from a four-month senior convertible promissory note in the amount of $350,000, bearing simple interest at an annual rate of 10%. Principal and interest is payable at maturity. As consideration for the note, the Company issued 350,000 shares of its restricted common stock. The allocated fair market value of the securities issued will be amortized over the term of the note. Additionally, the Company issued to a financial consultant a convertible promissory note in the amount of $35,000, as consideration for services rendered in connection with obtaining the proceeds. The allocated fair market value of the securities issued will be amortized over the term of the extension.

      In April 2002, the Company contracted to purchase for approximately $3.3 million a high-speed ferry vessel being constructed by Austal USA LLC ("Austal") shipbuilders. As of April 30, 2002 the Company had paid Austal a total of $425,000 in progress payments. The Company is in negotiations with a lender to secure long-term financing for the vessel and expects that it will be successful in obtaining such financing on acceptable terms. Delivery is expected in early July 2002. The vessel will be utilized in the Company's Keyport service.

      In April 2002, the Company received proceeds of $160,000 from a 90-day promissory note bearing interest at a rate of 18% per annum plus a placement fee of 10%, for a total indebtedness of $176,000. Interest is to be paid monthly. As consideration for the loan, the Company issued 60,000 shares of its restricted common stock. The allocated fair market value of the securities issued will be amortized over the term of the note.


      In April 2002, the Company finalized negotiations of an extension and modification of a short-term mortgage note having a $200,000 principal payment due on April 1, 2002. The modified terms of the note permit interest only payments in the second quarter of 2002 and principal and interest payments of approximately $20,000 per month for the following nine months. In consideration for the extension, the Company issued 100,000 shares of its restricted common stock. The allocated fair market value of the shares will be charged to operations over the term of the extension as financing costs.

      On May 1, 2002, the Board of Directors issued to each of the CEO/President and the Vice-President/Secretary five-year options to purchase 250,000 shares of the Company's restricted common stock at an exercise price of $1.25 per share as compensation for providing their personal guarantee on loans totaling $330,000.




FORWARD-LOOKING STATEMENTS

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


On June 30, 2000, D. Weckstein & Co., Inc. ("Weckstein") filed suit against the Company in the Supreme Court of the State of New York. The Complaint alleges that the Company owes Weckstein $360,000 for services rendered by Weckstein in connection with the Company's purchase of The Cigar Box, pursuant to a letter agreement between Weckstein and the Company. During 2001 the discovery phase of the litigation was completed. Upon completion of discovery, Weckstein filed a motion for summary judgment, and affidavits and briefs were filed. In April 2002, the Court denied Weckstein's motion for summary judgment. On May 10, 2002 the parties received notice that a trial date has been set for July 29, 2002.

On August 3, 2000, the Company received a notice from a subsidiary of The Connecticut Light & Power Co. (the "Landlord"), terminating its lease for the property that is the proposed site for the Company's Stamford, Connecticut ferry terminal. The Landlord based the termination of the lease on the failure of the Company to get certain necessary permits for its use of the site. The Company disputes the Landlord's right to terminate the lease. Te parties were unable to resolve the material issues. As a result the legal remedies sought by both the Landlord and the Company were pursued. Trial of the issues commenced in August 2001 before the Connecticut Superior Court. The trial was concluded in February 2002. Briefs were filed in April 2002 and the Company is awaiting the court's decision, which is expected in late May 2002.


ITEM 2.  CHANGES IN SECURITIES


(a)  Not Applicable
(b)   Not Applicable.

(c)   Unregistered Equity Securities of the Companies Sold During the Quarter

      During January and March 2002, the Company issued 1,000 shares of its restricted common stock to five purchasers of an aggregate principal amount of $35,000 of the Company's convertible promissory notes. The sales were conducted in reliance on Section 4(2) of the Act and Rule 506 and were made only to accredited investors. The allocated fair market value of the securities issued will be amortized over the term of the notes.

      During February 2002, the Company sold 5,000 shares of its restricted common stock at a price of $1.00 per share to an accredited investor and current stockholder. The sale was conducted in reliance on Section 4(2) of the Act and Rule 506.

      In February 2002, the Board of Directors approved the issuance of 100,000 shares of restricted common stock to the Company's CEO/President to replace stock that he had placed as collateral for a loan and subsequently surrendered to a note holder as consideration for an extension of that loan and satisfaction of interest owed, which permitted the Company to realize additional cash from the December 2001 sale of its Shrewsbury Avenue property. The allocated fair market value of the shares was charged to operations.

      In March 2002, as consideration for two 90-day notes totaling $50,000 and bearing interest at the rate of 12% per annum, the Company issued to two note holders an aggregate of 15,000 shares of its restricted common stock and warrants to purchase 30,000 shares of its common stock at $1.25 per share exercisable for a three-year period. The allocated fair market value of the securities issued will be amortized over the term of the note. Each security holder is an accredited investor and the transaction was conducted in reliance on Section 4(2) of the Act and Rule 506, promulgated thereunder.

      During January, February and March 2002, as consideration for a one-year extension of the maturity dates of $35,000 aggregate principal amount of promissory notes, the Company issued to the four holders of maturing convertible promissory notes an aggregate of 875 shares of its restricted common stock. The allocated fair market value of the securities issued will be amortized over the term of the extension. Each securityholder is an accredited investor and the transaction was conducted in reliance on Section 4(2) of the Act and Rule 506, promulgated thereunder.

      In February 2002, the Company issued to the holders of Senior Convertible Promissory notes a total of 2,211,500 shares of its restricted common stock having an allocated fair market value of $2,764,375 on the date of issuance, as consideration for a six-month extension of notes totaling $4,373,000. The allocated fair market value of the securities issued will be allocated over the term of the extension. Additionally, the Company issued to a financial consultant a senior convertible promissory note in the amount of $100,000 and 50,000 shares of its restricted common stock as consideration for services rendered in connection with obtaining the extension. The allocated fair market value of the securities issued will be amortized over the term of the extension. Each securityholder is an accredited investor and the transaction was conducted in reliance on Section 4(2) of the Act and Rule 506, promulgated thereunder.

      In March 2002, the Company issued to a financial consultant, Capital Research, Ltd., warrants to purchase 50,000 shares of the Company's common stock at $2.00 per share in exchange for services rendered during the quarter ended March 31, 2002. These securities were issued in reliance on Section 4(2) of the Act.

      In March 2002, the Company issued to certain note holders 650,000 shares of its restricted common stock as consideration for 10.0% senior CPNs aggregating $650,000. The allocated fair market value of the securities issued will be amortized over the term of the notes. In connection with this transaction, the Company issued a promissory note in the principal amount of $50,000 to a financial consultant in consideration for services rendered in connection with this transaction. Each securityholder is an accredited investor and the transaction was conducted in reliance on Section 4(2) of the Act and Rule 506, promulgated thereunder.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits.

      10-17 Austal USA LLC Shipbuilding Contract dated March 28, 2002. Filed herewith.


(b)   Reports on Form 8-K: None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.




                                     LIGHTHOUSE FAST FERRY, INC.



Date: May 15, 2002            By:    /s/ Anthony Cappaze
                                  ----------------------------------
                                         Anthony Cappaze, President
                                         Chief Executive Officer and
                                         Director


Date: May 15, 2002            By:    /s/ Anthony Colasanti
                                  ----------------------------------
                                         Anthony Colasanti, Vice
                                         President, Secretary and
                                         Director



Date: May 15, 2002            By:    /s/ Patricia Beene
                                  ----------------------------------
                                         Patricia Beene,
                                         Chief Financial Officer