Form 10QSB
period 2002-06-30
LIGHTHOUSE FAST FERRY INC
filed 2002-08-19
CIK 1022360

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM           TO            .
                                                 ---------    -----------
COMMISSION FILE NUMBER:  0-29205

                           LIGHTHOUSE FAST FERRY, INC.
             (Exact name of small business issuer as in its charter)


       NEW JERSEY                                 22-3241823
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


         195 FAIRFIELD AVENUE, SUITE 3C, WEST CALDWELL, NEW JERSEY 07006
                    (Address of principal executive offices)

                                 (973) 618-9034
                           (Issuer's telephone number)


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

The number of shares outstanding of the issuer's classes of common equity, as of August 12, 2002 is 17,869,088 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):
YES         NO  X
    -----      ----

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                                  June 30, 2002

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                  Page No.
Consolidated Balance Sheet at June 30, 2002 ............................               3


Consolidated Statements of Operations for the Six and Three Months Ended
    June 31, 2002 and 2001 .............................................               4

Consolidated Statements of Cash Flows
    For the Six Months Ended June 31, 2002 and 2001 ....................             5 - 6


Notes to Consolidated Financial Statements .............................            7 - 14

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                     A S S E T S

                                                                         June 30,
                                                                  -----------------------
                                                                             2002
                                                                  -----------------------
Current assets:
  Cash                                                                    $ 159,345
  Inventories                                                               503,968
  Deferred financing costs                                                1,456,389
  Prepaid expenses and other current assets                                 165,135
                                                                  ----------------- -----
      Total current assets                                                2,284,837

Property and equipment - at cost,
  less accumulated depreciation                                          10,187,980
Goodwill                                                                    975,640
Other assets                                                              1,010,428
                                                                  ----------------- -----

        Total Assets                                                    $14,458,885
                                                                  ================= =====


                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Convertible promissory notes                                          $ 7,098,000
  Current maturities of long-term debt                                    1,619,053
  Notes payable - short-term                                                908,000
  Notes payable - stockholders                                              184,755
  Accounts payable                                                        1,472,321
  Accrued expenses                                                        1,865,998
  Deferred revenues                                                         172,533
  Due to officers                                                           282,264
                                                                  ----------------- -----
     Total current liabilities                                           13,602,924

Long-term debt - net of current maturities                                8,955,623
                                                                  ----------------- -----
      Total liabilities                                                  22,558,547
                                                                  ----------------- -----

Stockholders' deficiency:
  Preferred stock - $.01 par value
    Authorized and unissued 10,000,000 shares
  Common stock - $.01 par value
    Authorized - 40,000,000 shares
    Issued and outstanding - 17,868,088 shares                              178,681
  Additional paid-in capital                                             19,751,409
  Accumulated deficit                                                   (28,029,752)
                                                                  ----------------- -----
     Total stockholders' deficiency                                      (8,099,662)
                                                                  ----------------- -----

        Total Liabilities and Stockholders' Deficiency                  $14,458,885
                                                                  =======================

          See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                      For the Three                For the Six
                                                      Months Ended                Months Ended
                                                        June 30                     June 30
                                                      ------------                 -----------
                                                2002             2001         2002          2001
                                              ------------   -----------  ------------  -----------
Revenues                                      $  1,315,680   $ 1,017,643  $  2,721,104  $ 1,849,548

Costs of service:
  Ferry operations                               1,242,611       664,552     2,683,912    1,474,976
  Depreciation                                     230,749       228,304       461,497      454,691
                                              ------------   -----------  ------------  -----------
Total costs of service                           1,473,360       892,856     3,145,409    1,929,667
                                              ------------   -----------  ------------  -----------
                                                  (157,680)      124,787      (424,305)     (80,119)
                                              ------------   -----------  ------------  -----------
Operating expenses:
  Selling, general and administrative              486,032       310,477       975,349      724,977
  Marketing                                         18,742        20,467        27,615       24,801
  New site development costs                       169,320       130,141       267,983      268,475
  Amortization of goodwill                              --        20,236            --       40,472
Total operating expenses                           674,094       481,320     1,270,947    1,058,725
                                              ------------   -----------  ------------  -----------
Loss from operations                              (831,774)     (356,533)   (1,695,252)  (1,138,844)
                                              ------------   -----------  ------------  -----------
Other expenses:
  Interest and amortization
    of financing costs                           2,636,412     2,430,099     4,417,946    3,857,662
  Other (income) expenses                            5,402            --        (6,438)          --
                                              ------------   -----------  ------------  -----------
Total other expenses                             2,641,814     2,430,099     4,411,508    3,857,662

Net loss                                      ($ 3,473,588)  ($2,786,632)  ($6,106,760) ($4,996,506)
                                              ============   ===========  ============  ===========

Per share data:
 Basic and diluted:
   Net loss                                   $      (0.20)  $     (0.32) $      (0.38) $     (0.59)
                                              ============   ===========  ============  ===========
Weight average number of shares
  outstanding:

  Basic and diluted                             17,611,490     8,722,095    16,255,706    8,515,671
                                              ============   ===========  ============  ===========


            See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                          For the Six Months Ended
                                                                   June 30,
                                                             2002           2001
                                                          -----------   -----------
Cash flows from operating activities:
  Net loss                                                ($6,106,760)  ($4,996,506)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Depreciation                                              470,198       461,077
    Amortization of goodwill                                       --        40,472
    Amortization of deferred finance costs                  3,634,510     3,001,574
    Stock issued for services rendered and interest            30,000        29,600
    Increase (decrease) in cash flows as a result of
        changes in assets and liabilities
      Inventories                                            (397,666)       (4,772)
      Prepaid expenses and other current assets               (52,528)      (15,845)
      Other assets                                             (3,865)        1,905
      Accounts payable                                        397,504       250,046
      Accrued expenses                                        374,166       290,211
      Deferred revenues                                       (16,599)      133,529
      Due to officers                                           3,891        15,553
                                                          -----------   -----------
Net cash flows used in operating activities                (1,667,149)     (793,156)

Cash flows from investing activities:

  Acquisition of property and equipment                        (7,166)     (169,796)
  Purchase of minority interest in subsidiary                      --        (4,140)
  Construction in process                                    (605,000)           --
                                                          -----------   -----------
Net cash used in investing activities                        (612,166)     (173,936)
                                                          -----------   -----------
Cash flows from financing activities:

  Proceeds from notes payable - stockholders                       --       150,000
  Repayments of notes payable - stockholders                   (2,000)           --
  Proceeds from convertible promissory notes                1,190,000     1,385,000
  Repayments of convertible promissory notes                  (40,000)           --
  Proceeds from short term debt obligations                   652,500            --
  Repayments of short term debt obligations                   (90,000)           --
  Repayments of long-term debt                                     --      (252,730)
  Proceeds from issuance of common stock                       81,500       219,500
                                                          -----------   -----------
Net cash provided by financing activities                   1,792,000     1,501,770
                                                          -----------   -----------
Net increase (decrease) in cash                              (487,315)      534,678
Cash at beginning of period                                   646,660        66,578
                                                          -----------   -----------
Cash at end of period                                     $   159,345   $   601,256
                                                          ===========   ===========

            See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                        For the Six Months Ended
                                                                 June 30,
                                                        -----------------------
                                                            2002         2001
                                                        ----------   ----------
Supplemental Disclosures of Cash Flow Information:

Supplemental Schedules of Noncash
  Operating and Financing Activities:

  Common stock and warrants issued as financing costs   $3,831,095   $3,692,206
                                                        ==========   ==========

  Common stock issued in partial payment for
    acquisition of minority owned subsidiaries' stock   $       --   $   20,454
                                                        ==========   ==========

  Common stock issued as payment of liabilities:

    Others                                              $    6,000   $   36,267
    Convertible promissory notes                        $       --   $   80,000
                                                        ==========   ==========

  Convertible promissory note issued as payment
    of financing costs                                  $  185,000   $  170,000
                                                        ==========   ==========

  Debt issued for financing costs                       $   28,000   $       --
                                                        ==========   ==========

          See accompanying notes to consolidated financial statements.

                  LIGHTHOUSE FAST FERRY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2002


NOTE 1 - BASIS OF PRESENTATION.


         The financial information herein is unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The reader is referred to the audited financial statements and notes thereto for the year ended December 31, 2001, filed as part of the Company's Annual Report on Form 10-KSB for such year.

NOTE 2 - GOING CONCERN.


         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Lighthouse Fast Ferry, Inc. (the "Company") has sustained substantial losses for the six months ended June 30, 2002 and the year ended December 31, 2001. In addition, at June 30, 2002 the Company has working capital and stockholders' capital deficiencies of $11,318,087 and $8,099,662, respectively.

         Future viability of the Company is dependent upon the Company's ability to obtain additional funding and achieve profitable operations. In the six months ended June 30, 2002, the Company received cash of $1,190,000 from convertible promissory notes, $652,500 from short-term loans and $81,500 from the sale of its common stock. The proceeds were used to provide working capital for the Company's ongoing operations, to meet certain obligations and to fund its expansion plans.

         In May 2002, the Company commenced a private offering of up to $3,000,000 of its common stock pursuant to Section 4(2) of the Securities Act and Rule 506, promulgated thereunder. There can be no assurance that the Company will be successful in its efforts to raise capital through this offering.

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

         Additionally, a federally sponsored bill through an emergency appropriations funding included in the Department of Defense Appropriations has allocated $100 million specifically to expand ferry service between New York and New Jersey. While the Company does not expect to receive funds directly from this appropriation, Perth Amboy Redevelopment Agency (PARA) has been identified as one of the expansion projects. Any funds PARA receives will reduce the

NOTE 2 - GOING CONCERN. (continued.)


amount of funds the Company will need to rehabilitate the planned Perth Amboy ferry site and to develop landside ferry facilities. The Company has been advised that these funds should be disbursed by the end of October 2002.

         In addition, PARA has authorized the sale of $14 million in tax-free municipal bonds to be used specifically for the development of high-speed ferry service that will be provided exclusively by the Company through its operating subsidiary. The Company has received all necessary approvals to proceed with the transaction and is in discussions with financial institutions that have expressed interest in acting as the Company's agent.

         As discussed in further detail under Note 9, the Company has received a notice of default and termination from PARA. The Company is attempting to cure the claimed default. However, no assurance can be given that the Company will be successful in these efforts.

         Although there can be no assurances that the Company will be successful in obtaining funding from any of these sources, management is confident that as a currently operating ferry service with over three years of operational history, it is favorably positioned to secure some funding from these sources. Moreover, management believes that through the sales of its common stock and other financing arrangements the Company will continue to be successful in raising sufficient funds to meet the Company's obligations as they become due.

         The conditions previously mentioned raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS.


         In June 2001, the FASB issued SFAS No. 141, "Accounting For Business Combinations", and SFAS No. 142, "Goodwill And Other Intangible Assets". These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill at the start of fiscal year 2002. SFAS No. 142 requires that goodwill existing at the date of adoption be reviewed for possible impairment and the impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill must be assessed and classified consistent with the Statements' criteria. Amortization of goodwill ceased effective December 31, 2001. The Company has assessed the goodwill valuation and management has determined that there has not been an impairment of the asset.

NOTE 4 - CONVERTIBLE PROMISSORY NOTES.


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

         CPNs are summarized as follows at June 30, 2002:


                                                                    10.5%                   10.0%
                                                                    CPNs              Senior CPNs
Balance at June 30, 2002                  6,573,000               690,000              5,883,000

CPNs issued for cash                        655,000                55,000                600,000
CPNs issued for services                     35,000                                       35,000
Reclassification to short-term             (150,000)                                    (150,000)
Payments                                    (15,000)              (15,000)                    --
                                        -----------             ---------             ----------
                                            525,000                40,000                485,000

Balance at March 31, 2002               $ 7,098,000             $ 730,000             $6,368,000
                                        ===========             =========             ==========

         In April 2002, the Company received proceeds from a four-month senior convertible promissory note in the amount of $350,000, bearing simple interest at an annual rate of 10%. Principal and interest is payable at maturity. As consideration for the note, the Company issued 350,000 shares of its restricted common stock having a fair market value of $190,890 on date of issuance. Additionally, the Company issued to a financial consultant a convertible promissory note in the amount of $35,000, as consideration for services rendered in connection with obtaining the proceeds. The allocated fair market value of the securities and debt issued will be amortized over the term of the note.

         In June 2002, the Company received proceeds from two sixty-day senior CPNs in the amount of $250,000, bearing simple interest at an annual rate of 10%. Principal and interest is payable at maturity. As consideration for the note, the CEO of the Company is to transfer to the note holders 125,000 shares of his personal restricted common stock.

         In the three months April to June 2002, the Company received proceeds from 10.5% CPNs totaling $55,000. In connection therewith, the Company issued to the note holders 3,125 shares of its restricted common stock, the allocated fair market value of which is amortized over the terms of the notes.

         In April and June 2002, nine (9) CPNs totaling $145,000 matured and were extended for another one-year term by the note holders. As consideration for the extensions the Company issued to the note holders an aggregate of 3,125 shares of its restricted common stock, of which 2,125 shares were issued and recorded in the second quarter and 1,000 shares were issued and recorded in July. Those shares issued in June have an allocated fair market value on dates of issuance of $2,250, which the Company will amortize over the terms of the notes.

         On May 31, and July 31, 2002 two Senior CPNs in the amounts of $600,000 and $500,000, respectively, matured. The note holder indicated its intention to extend the maturity dates, as it has with previous CPNs. The note holder and the Company have not finalized the terms of the extension. As with previous extensions, the Company expects to issue shares of its restricted common stock as consideration for the extension.

NOTE 5 - NOTES PAYABLE - SHORT-TERM.


         In October 2001, the Company received proceeds of $350,000 from a term note secured by a second mortgage on the Company's two ferry vessels. The note matured on April 1, 2002 with a final payment due of $200,000. In April 2002, the Company finalized negotiations of an extension and modification. The modified terms of the note permit interest only payments in the second quarter of 2002. Thereafter, commencing July 1, 2002 the outstanding principal of $200,000 will be paid in eight (8) monthly payments of $18,336 plus interest and a balloon payment of $53,398 is due on April 1, 2003. In consideration for the extension, the Company issued 125,000 shares of its restricted common stock having an allocated fair market value of $137,500 on the date of issuance. The allocated fair market value of the shares will be charged to financing costs over the term of the extension.

         In April 2002, the Company received cash proceeds of $160,000 from a 90-day promissory note in the amount $176,000, which includes a one-time fee equal to approximately 10% of the cash proceeds, bearing interest at the rate of 18% per annum. Interest is payable monthly and principal is due at maturity. As consideration for the $160,000 loan, the Company issued the lender 60,000 shares of its restricted common stock. The shares issued had an allocated fair market value on date of issuance of $51,093, which the Company will amortize over the term of the note. Interest only is payable monthly. The note holder has agreed to extend the maturity date. The note holder and the Company are negotiating the final terms of the extension.

         In May 2002, the Company received proceeds totaling $160,000 from a 90-day promissory note bearing interest at a rate of 16% per annum. As consideration for the loan, the Company issued to the note holder a total of 50,000 shares of its restricted common stock, having an allocated fair market value $40,928 on date of issuance. The allocated fair market value of the shares will be charged to financing costs over the term of the extension. The note holder has agreed to extend the maturity date of the note for sixty days. As consideration for the extension, the Company will issue to the holder 25,000 shares of its restricted common stock, the allocated fair market value of which will be amortized over the note extension period.

         In May 2002, the Company received cash proceeds in the amount of $68,500 from a $77,000 promissory note maturing in one-year bearing interest at a rate of 18% per annum. Interest only is paid monthly until July 2002 when the Company is required to make monthly principal payments in the amount of $5,000. As consideration for the loan, the Company issued to the note holder a total of 25,000 shares of its restricted common stock, having an allocated fair market value $26,264 on date of issuance. The allocated fair market value of the shares and warrants will be charged to financing costs over the term of the extension.

NOTE 6 - CAPITAL STOCK.

(a)      Stock Issued for Consideration Other Than Cash:


         During the three months from April through June 2002, the Company issued 3,125 shares of its restricted common stock, having an allocated fair market value on the date of issuance of $3,235, to the following purchasers of the Company's convertible promissory notes. The allocated fair market value of the securities issued will be amortized over the terms of the notes.

         During the three months from April through June 2002, as consideration for a one-year extension of the maturity dates of the notes, the Company issued to holders of maturing convertible promissory notes an aggregate of 2,125 shares of its restricted common stock having an allocated fair market value of $2,250 on the date of issuance. The allocated fair market values of the securities issued will be amortized over the term of the note extensions.

         During May and June 2002, as consideration for extensions of the maturity dates for four and nine months, the Company issued to holders of maturing short-term notes a total of 127,000 shares of its restricted common stock, having an allocated fair market value on dates of issuance totaling $139,600. The allocated fair market value of the securities issued will be amortized over the term of the note extensions.

         In April 2002, in connection with issuance of a senior convertible promissory note, the Company issued to the note holders 350,000 shares of its restricted common stock having a fair market value of $190,890 on date of issuance. The allocated fair market value of the securities will be amortized over the term of the note.

         In April and May 2002, in connection with issuance of four short-term notes in March through May, the Company issued to the note holders 145,000 shares of its restricted common stock having an aggregate fair market value of $124,287 on the dates of issuance. The allocated fair market value of the securities will be amortized over the term of the note.

         In May 2002, the Company issued to an officer of the Company 5,000 shares of its restricted common stock in lieu of payment of $6,000 of certain deferred salaries.

         In April 2002, the Company issued to an outside consultant 25,000 shares having an allocated fair market value of $30,000 as consideration for a reduced fee for services rendered and extension of payment date. The Company charged the allocated fair market value of the shares to operations.

         In April 2002, the Company issued to a legal firm 50,000 shares of its restricted common stock, which the firm has 120 days to decide to keep and apply as a credit against legal fees. At the end of the 120-day period, if the firm elects not to keep the shares, the shares will be returned to the Company and cancelled. The Company has agreed to extend the decision period for a 90-day period.

(b)      Common Stock Issued for Cash:


         During April and June 2002, the Company sold a total of 85,000 shares of its restricted common stock at a price of $1.00 per share to an accredited investor and a current stockholder for cash proceeds of $81,500.

NOTE 7 - STOCK OPTIONS AND WARRANTS.

(a)      Options Granted in 2002:


         On May 1, 2002, the Board of Directors issued to each of the CEO/President and the Vice-President/Secretary five-year options to purchase 250,000 shares of the Company's restricted common stock at an exercise price of $1.25 per share as compensation for providing their personal guarantee on loans totaling $330,000.

(b)      Warrants Granted in 2002:


         In April 2002, as consideration for the purchase of another 35,000 shares of the its common stock, the Company issued to an existing stockholder warrants to purchase 15,000 shares of its common stock at an exercise price of $1.25, which was the fair market value at the date of grant. The warrants are exercisable for two years from date of grant.

         Also in April 2002, as consideration for a reduced fee for services rendered and extension of payment date, the Company issued to an outside consultant warrants to purchase 25,000 shares of its common stock at an exercise price of $1.20 per share, which was the fair market value at the grant date. The warrants are exercisable for three years from grant date.

         In June 2002, the Company issued to a financial consultant warrants to purchase 50,000 shares of the Company's common stock at $2.00 per share in exchange for services rendered during the quarter ended June 30, 2002. The warrants are exercisable for five years from grant date.

NOTE 8 - COMMITMENTS AND CONTINGENCIES.


(a)      Litigation:


         On June 30, 2000, D. Weckstein & Co., Inc. ("Weckstein") filed suit against the Company in the Supreme Court of the State of New York. The Complaint alleges that the Company owes Weckstein $360,000 for services rendered by Weckstein in connection with the Company's purchase of The Cigar Box, pursuant to a letter agreement between Weckstein and the Company. During 2001 the discovery phase of the litigation was completed. Upon completion of discovery, Weckstein filed a motion for summary judgment, and affidavits and briefs were filed. In April 2002, the Court denied Weckstein's motion for summary judgment. On May 10, 2002 the parties received notice that a trial date has been set for July 29, 2002. Before the trial commenced the parties reached a settlement agreement, which provides for the Company to pay Weckstein $36,000 in two payments of $18,000 each. Based on legal counsel's estimates, the Company had recorded an accrued expense in the amount of $100,000 in prior periods to cover any payments related to this case. The balance of the accrual in the amount of $64,000 has been reversed in the current quarter.

(b)      Leases:


         In early April 2002, the six-month Vessel Management Agreement with New England Aquarium Corporation for the use of a fast ferry vessel for the Company's Keyport, NJ operation expired and the vessel was returned to its owner. On a short-term basis, the Company has entered into a weekly charter agreement with Doris Mae IV Inc. at the rate of approximately $2,000 per day for a vessel to provide limited ferry service at its Keyport location while it is waiting for delivery in late August 2002, of a new high-speed vessel being built by Austal USA.

         In early May 2002, the Charter Agreement with Bay State Cruise Company for a seven-month term for the use of a fast ferry vessel to be used at the Company's Keyport site expired and the vessel was returned to its owner. On a short-term basis, the Company entered into a weekly charter agreement with Brooklyn Marlyn Boats at the rate of approximately $2,000 per day for a vessel to provide limited ferry service at its Keyport location while it continues to seek a suitable replacement charter. The weekly charter was terminated at the end of June 2002. Subsequently, the Company has chartered vessels on a week-to-week basis at daily rates of between $2,000 and $2,400 pending delivery of the new vessel.

NOTE 9 - SUBSEQUENT EVENTS.


         In August 2002, the Company received proceeds from 10.5% CPNs aggregating $40,000. In connection therewith, the Company issued to the note holders 1,500 shares of its restricted common stock, having an allocated fair market value of $850 on the dates of issuance.

         In July and August 2002, holders of two 90-day promissory notes totaling $50,000 extended the notes' maturity dates sixty days to October 5, 2002. As consideration for the loan, the Company the Company issued 1,000 shares of its restricted common stock to the two note holders and granted both holders three-year warrants to purchase 10,000 shares of its restricted common stock at an exercise price of $0.70 per share, the market value on date of issuance. The Company also prepaid the interest through the October maturity date on the notes totaling $1,200.

         In August 2002, the Company sold a total of 307,692 shares of its restricted common stock at a price of $0.65 per share to a current stockholder for total cash proceeds of $200,000.

         In July 2002 the Company advised the Perth Amboy Redevelopment Agency ("PARA") that when trying to establish a service schedule it had encountered resistance from the New Jersey state authority that controlled the train bridge under which the Company's vessels must travel when servicing the proposed Perth Amboy ferry site. The Company further advised that this circumstance could impede its progress in developing the site and commencing service. Even though the water traffic has the right-of-way, without a favorable resolution of the issue resulting in a definitive schedule for opening the bridge during peak commuter times, the Company advised PARA that it could not proceed. The Company is negotiating a resolution of this matter with the applicable state authority. No assurance can be given, however, that the Company will be able to achieve a successful resolution of this issue.

         Also in July, the Company had become delinquent in its rent payments to PARA and PARA sent the Company a demand letter. The Company was given ten days to respond with a payment plan to address the arrearages. In August the Company received a notice of default and termination of agreement from PARA. According to its agreement with PARA, the Company has sixty days from the notice to pay the arrearages and cure the default.

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

         Effective October 15, 2001, the Company commenced high-speed ferry service from Keyport, NJ, also in Monmouth County, to Manhattan. The Keyport ferry site is operated under a joint venture agreement between NY Fast Ferry and Keyport Fast Ferry, an unrelated entity. The Company serviced Keyport with two high-speed ferry vessels, chartered under a short-term arrangement, until late April and early May, respectively, when the charters terminated at which time the service was carrying an average of 650 passenger trips per day. Due to the current lack of availability of suitable vessels for charter the Company has continued to provide limited service in Keyport utilizing one smaller vessel that travels at slower speeds. Ridership dropped significantly because of reduced capacity on the vessel and slower travel times.

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

         In the interim the Company has chartered sub-optimal vessels to provide limited ferry service from the Keyport location until it can locate more suitable vessels and/or the new vessel is delivered. This situation has adversely impacted the Company's revenues from its Keyport location, resulting in an increase in operational losses, which the Company expects to continue until it is able to provide the proper vessels for the service.

         The Company expects to resume its high-speed ferry service upon delivery in late August of a new high-speed ferry, which it contracted to purchase in April 2002 from Austal USA LLC ("Austal") shipbuilders. The Company has agreed in principle to enter into an agreement with an independent third party whereby that party will own the vessel and the Company will charter it under a bare-boat arrangement for a five-year period at which time the Company will have the option of purchasing the vessel. The final terms of the agreements are being negotiated.

         The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes to those statements, which are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information, along with other information included in this Form 10-QSB.


COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE AND SIX MONTH ENDED JUNE 30, 2001.

REVENUES - The Company's consolidated revenues are comprised primarily of passenger ticket sales, galley sales, charter sales and miscellaneous sales. Total revenues for the three months ended June 30, 2002 totaled $1,315,680 as compared to $1,017,643 for the same period ended in 2001, a 28.80% increase. The increase is primarily attributable to an increase in passenger ticket sales of approximately $250,000 to $1,107,367 for the period ended June 30, 2002 from $853,916 for the same period in 2001. Other revenues for the three months ended June 30, 2002 were $75,000 as compared to $1,300 for the same period in 2001, as a result of a consulting engagement. In the three months ended June 30, 2002 increased passenger ticket sales resulted from the addition of its Keyport operation, which commenced service on October 15, 2001.

         For the six months ended June 30, 2002, total revenues increased to $2,721,104 from $1,849,548, a 47.12% increase. The increase is primarily attributable to an increase in passenger ticket sales of approximately $795,621 to $2,438,066 for the period ended June 30, 2002 from $1,642,445 for the same period in 2001. Galley sales increased by 26.40% to $118,470 for the six months ended June 30, 2001 as compared to $93,725 for the same period in 2001. Other revenues for the six months ended June 30, 2002 were $75,000 as compared to $5,381 for the same period in 2001, as a result of a consulting engagement. In the six months ended June 30, 2002 increased passenger ticket sales result from increased ridership at the Highlands operation and the addition of its Keyport operation, which commenced service on October 15, 2001.

COST OF SERVICES - NYFF's cost of services increased by 65.06% to $1,473,360 for the three months ended June 30, 2002 compared to $892,856 for the three months ended June 30, 2001. For the six months ended June 30, 2002, costs of service increased 63.00% to $3,145,409 compared to $1,929,667 for the six months ended June 30, 2001. The overall changes are comprised of the following:

SALARY AND RELATED BENEFITS - Salary and related benefits increased by 12.33% to $242,358 for the three months ended June 30, 2002 compared to $215,749 for the three months ended June 30, 2001. For the six months ended June 30, 2002 the category increased to $531,181 compared to $404,637 for the six months ended June 30, 2001, a 31.27% increase.

The increases in both the three-month and six-month periods are attributable to additional crew and maintenance personnel added for both the Highlands and Keyport operations, increases in the hourly rates for union personnel, overtime pay required by the renewed union contract and higher health insurance premiums.

FUEL AND OIL RELATED COSTS - Fuel and oil related costs increased by 1.17% to $172,269 for the three months ended June 30, 2002 compared to $170,270 for the three months ended June 30, 2001. For the six months ended June 30, 2002 fuel and related costs were $404,765 as compared to $338,540 for the six months ended June 30, 2001, a 19.56% increase. The increase for the three-month period under review is negligible. For the six-month period ended June 30, 2002 the increase is attributable primarily to the Keyport operations.

BOAT MAINTENANCE AND RELATED SUPPLIES - Boat maintenance and related supplies increased by 192.36% to $202,360 for the three months ended June 30, 2002 compared to $69,217 for the three months ended June 30, 2002. For the six months ended June 30, 2002 this expense increased 29.76% to $383,756 compared to $295,742 for the same period in 2001.

The increase in boat maintenance and related supplies was primarily attributable to an extraordinary occurrence due to debris from the water severely damaging a vessel's gearbox. As a result the vessel was out of service for about three weeks.

DOCKING AND PARKING RELATED FEES - Docking and parking related fees increased by 60.71% to $198,802 for the three months ended June 30, 2002 as compared to $123,700 for the three months ended June 30, 2001. Docking and parking related fees increased by 43.72% to $343,081 for the six months ended June 30, 2002 as compared to $238,721 for the six months ended June 30, 2001.

The increase in docking and parking related fees are the result of additional ridership in Highlands and the addition of the Keyport operation.

INSURANCE - Insurance costs increased by 22.60% to $39,563 for the three months ended June 30, 2002 as compared to $32,269 for the three months ended June 30, 2001. For the six months ended June 30, 2002, the expense increased 28.16% to $79,987 as compared to $62,414 for the six months ended June 30, 2001. The overall increase in insurance costs is primarily the result of an increase in insurance premiums.

GALLEY COST OF GOODS SOLD - The galley cost of goods sold increased by 3.07% to $40,734 for the three months ended June 30, 2002 as compared to $39,520 for the three months ended June 30, 2001. For the six months ended June 30, 2002 the galley cost of goods sold was $82,761 as compared to $65,762 for the six months ended June 30, 2001, a 25.85% increase.

For the three-month period under review the increase is not material. For the six-month period under review the increase is attributable primarily to increased sales due to increased ridership at the Highlands service.

FERRY AND BARGE EQUIPMENT RENTAL - For the three months ended June 30, 2002, ferry and barge equipment rental totaled $210,077 as compared to $(21,085) for the same period in 2001, an increase of $231,162. Ferry and barge equipment rental expense totaled $642,544 for the six months ended June 30, 2002 as compared to $12,200 for the same period ended June 30, 2001, an increase of $630,344.

The increase in the expenditure is directly attributable to the vessels chartered on short-term bases for the Keyport service.

OTHER DIRECT OPERATING COSTS - Other direct operating costs for the three months ended June 30, 2002 amounted to $24,818 as compared to $18,159 for the three months ended June 30, 2001, a 36.67% increase. For the six months ended June 30, 2002 other direct operating costs totaled $65,788 as compared to $33,114 for the six months ended June 30, 2001, a 98.67% increase.

Other direct operating costs include primarily merchant credit card fees, the costs of a third-party shuttle bus service between its locations provided by the Company and the cost of security at the dockside facilities and on the vessels required since September 11, 2001.

DEPRECIATION - Depreciation increased by 1.07% to $230,749 for the three months ended June 30, 2002 compared to $228,304 for the three months ended June 30, 2001. For the six months ended June 30, 2002 depreciation increased by 1.50% to $461,498 as compared to $454,697 for the six months ended June 30, 2001

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - The Company's consolidated selling, general and administrative expenses increased 56.54% to $486,032 for the three months ended June 30, 2002 compared to $310,477 for the three months ended June 30, 2001. For the six months ended June 30, 2002 the Company's consolidated selling, general and administrative expenses increased 34.54% to $975,349 as compared to $724,977 for the six months ended June 30, 2001. The increases are comprised of the following:

FERRY ADMINISTRATION, SALARY AND RELATED BENEFITS - Salary and related benefits for Ferry Administration increased by 11.33% to $88,631 for the three months ended June 30, 2002 compared to $79,613 for the three months ended June 30, 2001. For the six months ended June 30, 2002 salary and related benefits for Ferry Administration increased by 71.30% to $245,553 as compared to $143,345 for the three months ended June 30, 2001.

The increase is attributable to salary increases, higher health insurance premiums, temporary help and additional headcount added to support the Keyport service.

CORPORATE ADMINISTRATION, SALARY AND RELATED BENEFITS - Salary and related benefits for the Corporate Administration were approximately $207,994 for the three months ended June 30, 2002 as compared to $125,910 for same period in 2001, a 65.19% increase. Salary and related benefits for the Corporate Administration were $325,048 for the six months ended June 30, 2002 as compared to $276,375 for same period in 2001, a 17.61% increase.

The increase is attributable to salary increases, higher health insurance premiums and the addition of one part-time employee.

PROFESSIONAL SERVICES - Professional services, which include legal, accounting and consulting services, increased by 472.62% to $109,348 for the three months ended June 30, 2002 compared to $19,096 for the three months ended June 30, 2001. This expense increased by 49.96% to $183,513 for the six months ended June 30, 2002 compared to $122,377 for the six months ended June 30, 2001.

The increase is primarily attributable to fees for financial consultants and investor relations services.

TRAVEL AND RELATED AUTOMOBILE EXPENSES - Travel and related automobile expenses for the three months ended June 30, 2002 amounted to $19,329 as compared to $19,097 for the three months ended June 30, 2001. For the six months ended June 30, 2002, this expense totaled $39,277 as compared to $39,557 for the same period in 2001.

OFFICE FACILITY RELATED EXPENSES - Office facility related expenses include rent, utilities, maintenance and general office expenditures for the Company's corporate office in West Caldwell, New Jersey and NYFF's operations office in Highlands, New Jersey. Office facility related expenses increased by 74.28% to $78,777 for the three months ended June 30, 2002 compared to $45,202 for the three months ended June 30, 2001. For the six months ended June 30, 2002, this category of expenses increased 77.14% to $168,689 as compared to $95,230 for the same period ended June 30, 2001.

The increase primarily relates to the increased rent payments by both the Company and its subsidiary, NYFF.

DEPRECIATION EXPENSE - Depreciation expense increased over 90.59% to $4,587 for the three months ended June 30, 2002 compared to $2,407 for the three months ended June 30, 2001. Depreciation expense increased over 36.25% to $8,701 for the six months ended June 30, 2002 compared to $6,386 for the six months ended June 30, 2001.

The increase is related to new asset purchases and leasehold improvements.

CORPORATE EXPENSE - OTHER - Other corporate expenses decreased by 440.69% to ($31,561) for the three months ended June 30, 2002 compared to $9,264 for the three months ended June 30, 2001. For the six months June 30, 2002 other corporate expenses decreased to $926 as compared to $22,986 for the six months ended June 30, 2001, a decrease of $22,059.

The decrease is related to the one-time $64,000 adjustment to the accrued settlement expense in the Weckstein matter.

MARKETING EXPENSES - Marketing expenses decreased by $1,725 to $18,742 for the three months ended June 30, 2002 compared to $20,467 for the three months ended June 30, 2001. For the six months ended June 30, 2002 marketing expenses increased by $2,814 to $27,615 as compared to $24,801 for the six months ended June 30, 2001. The changes are not material.

NEW SITE DEVELOPMENT COSTS - For the three-month period ended June 30, 2002, the Company incurred $169,320 in expenses related to its ongoing development efforts in Perth Amboy, New Jersey and Stamford, Connecticut as compared to $130,141 for the same period in 2001, an increase of $39,179. For the six-month period ended June 30, 2002, the Company incurred $267,983 in expenses related to its ongoing development efforts in Perth Amboy, New Jersey and Stamford, Connecticut as compared to $268,475 for the same period in 2001, a $492 decrease.

The expenditures are comprised primarily of legal, engineering and architectural expenses for the Perth Amboy service.

GOODWILL AMORTIZATION - In the three and six months ended June 30, 2002 in accordance with a new accounting pronouncement, the Company did not record an expense related to the amortization of its goodwill. The Company did record amortization of goodwill expense of $20,236 and $40,472 for the three and six months ended June 30, 2001, which was related to its acquisition of NYFF.

INTEREST EXPENSE - Interest expense primarily relates to the Company's capital-raising activities necessary to meet its current obligations and those of NYFF, including the mortgages on the vessels and providing for the Company's working capital needs and business development. Interest expense increased by 8.50% to $2,636,412 for the three months ended June 30, 2002 as compared to $2,430,099 for the three months ended June 30, 2001. Interest expense increased by 14.52% to $4,417,946 for the six months ended June 30, 2002 as compared to $3,857,662 for the six months ended June 30, 2001. In the current six-month period under review approximately $3,634,000 is a non-cash charge related to the issuance of restricted common stock as additional consideration for debt and related extensions of maturities.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has funded its operations primarily through capital raised from private placements of equity securities and debt, including convertible promissory notes, and institutional financing. In the six months ended June 30, 2002, the Company raised proceeds in the amount of $1,190,000 through the issuance of convertible promissory notes to accredited investors, $652,500 from the issuance of other short-term financing arrangements and $81,500 in cash from the sale of its restricted common stock.

         While NY Fast Ferry operations generates sufficient net cash flow to cover its direct operating and overhead costs, it does not consistently generate cash flow sufficient to cover principal and interest payments for both vessel mortgages or to repay its line of credit. In the three weeks immediately after the events of September 11, 2001, the Company's revenues were adversely affected by the closing of lower New York harbor for several days and intermittent closings thereafter, as well as the time it took for businesses in lower Manhattan to reopen or relocate. Consequently, the Company became delinquent in making these payments. The ship mortgages, held by debis Financial Services, Inc. ("Debis"), each require monthly payments of principal and interest in the amount of $56,719. As of August 15, 2002, the Company remains delinquent in these payments.

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

         The Company, as of June 30, 2002, had a working capital deficiency of $11,318,087. The holders of senior convertible promissory notes totaling $5,083,000 plus accrued interest of approximately $800,000 have indicated to the Company their intention to convert their debt if the Company is able to obtain a significant equity infusion. Additionally, the holder of a secondary mortgage on the vessels with a balance of $290,000 at December 31, 2001 and a principal payment of $200,000 due on April 1, 2002 agreed to modify the terms of the loan and accept interest payments only during the second quarter of 2002 and payments of principal and interest of approximately $20,000 a month for nine months thereafter. To date upon request from the Company it has received extensions from substantially all lenders and note holders.

         In consideration for the new debt and extensions on existing debt for the three months ended June 30, 2002, the Company issued to such lenders and note holders shares of its restricted common stock having a fair market value of approximately $3,800,000 and charged the allocated fair market value of the shares to operations as financing costs over the terms of the notes and extensions, respectively.

         The Company is aggressively pursuing federal funding that is presently available for ferry service operators in the metropolitan New York area. Federal funds are also available through the Federal Emergency Management Agency ("FEMA") for any costs or expenses incurred in providing new or expanded ferry service in the aftermath of the September 11 attacks. The Company has submitted to FEMA an application for reimbursement of approximately $500,000 of expenditures and costs related to the start-up and operation of the Keyport ferry service. The Company has received acknowledgement that the service qualifies and reimbursement is pending the agency's determination of approved expenditures.

         Additionally, a federally sponsored bill through an emergency appropriations funding included in the Department of Defense Appropriations has allocated $100 million specifically to expand ferry service between New Jersey and New York. While the Company does not expect to receive funds directly from this appropriation, management has been advised by the Perth Amboy Redevelopment Agency (PARA) that PARA has been identified as one of the expansion projects. Any funds PARA receives will reduce the amount of funds the Company will need to rehabilitate the planned Perth Amboy ferry site and to develop landside ferry facilities. If PARA is unsuccessful in obtaining federal funding, the Company will be required to fund the improvement of landside ferry facilities. The Company has been advised by PARA that these funds should be disbursed by the end of October 2002.

         In addition, the Perth Amboy Redevelopment Agency has authorized the sale of $14 million in tax-free municipal bonds to be used specifically for the development of high-speed ferry service that will be provided exclusively by the Company through its operating subsidiary. Although there can be no assurances that the Company will be successful in obtaining funding from any of these sources, management is confident that as a currently operating ferry service with over three years of operational history, it is favorably positioned to secure some funding from these sources. However, as discussed below under "Subsequent Events", subsequent to the end of the fiscal quarter ended June 30, 2002, the Company received a notice of default and termination from PARA. The Company has sixty days from the date of the notice to cure the claimed default. There can be no assurance that the Company will be able to do so.

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

         Commencing on May 8, 2002, Lighthouse is conducting a private offering of a minimum of $500,000 and a maximum of $3,000,000 of its Common Stock pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rule 506 promulgated thereunder. The offering is being made on a "best efforts - all or nothing" basis as to the minimum amount and on a "best efforts" basis as to the maximum amount. As Lighthouse intends to reduce the initial per share offering price of $1.00 to $0.75 per share, it may issue a minimum of 666,667 shares of Common Stock and a maximum of 4,000,000 shares. Lighthouse has extended the term of the Offering, which would have expired on July 8, 2002, until September 8, 2002. Pursuant to the offering, Lighthouse is offering shares of its Common Stock to accredited investors only, as that term is defined in Rule 501, promulgated under the Act. Lighthouse has not engaged any broker-dealer or investment banker to act as placement agent for the offering. There can be no assurance that the placement will be completed. The shares offered will not be registered under the Act or under the securities laws of any state or other jurisdiction. As a result, the shares cannot be transferred without registration under the Act or, if applicable, the securities laws of any state or other jurisdiction, unless in the opinion of counsel to Lighthouse, such registration is not then required because of the availability of an exemption from registration. The offering will not be reviewed, approved or disapproved, nor will the accuracy or adequacy of the information set forth in the offering documents be passed upon by the Securities and Exchange Commission or any state securities commission. Any representation to the contrary is a ciminal offense.

SUBSEQUENT EVENTS

         In August 2002, the Company received proceeds from the sale of 10.5% convertible promissory nots ("CPNs") in the aggregate principal amount of $40,000. In connection therewith, the Company issued to the note holders 1,500 shares of its restricted common stock, having an allocated fair market value of $850 on the dates of issuance. These securities were issued to accredited investors in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and/or Rule 506, promulgated thereunder.

         In July and August 2002, holders of two 90-day promissory notes in the aggregate principal amount of $50,000 extended the notes' maturity dates sixty days to October 5, 2002. As consideration for the loan, the Company issued 1,000 shares of its restricted common stock to the two note holders and granted both holders three-year warrants to purchase

10,000 shares of its restricted common stock at an exercise price of $0.70 per share, the market value on date of issuance. The Company also prepaid the interest through the October maturity date on the notes totaling $1,200. These securities were issued to accredited investors in reliance upon Section 4(2) of the Securities Act and/or Rule 506, promulgated thereunder.

         In August 2002, the Company sold a total of 307,692 shares of its restricted common stock at a price of $0.65 per share to a current stockholder for total cash proceeds of $200,000. These securities were issued to accredited investors in reliance upon Section 4(2) of the Securities Act and Rule 506, promulgated thereunder.

         In July 2002 the Company advised the Perth Amboy Redevelopment Agency ("PARA") that when trying to establish a service schedule it had encountered resistance from the New Jersey state authority that controlled the train bridge under which the Company's vessels must travel when servicing the proposed Perth Amboy ferry site. The Company further advised that this circumstance could impede its progress in developing the site and commencing service. Even though the water traffic has the right-of-way, without a favorable resolution of the issue resulting in a definitive schedule for opening the bridge during peak commuter times, the Company advised PARA that it could not proceed. The Company is negotiating a resolution to this issue with the state authority. However, no assurance can be given that the Company will be successful in these negotiations. If the Company is unable to achieve a satisfactory resolution to this matter, it may have a material adverse impact on the Company's expansion plans and potentially on the Company's future results of operations.

         Also in July, the Company had become delinquent in its rent payments to PARA and PARA sent the Company a demand letter. The Company was given ten days to respond with a payment plan to address the arrearages. In August the Company received a notice of default and termination of agreement from PARA. According to its agreement with PARA, the Company has sixty days from the notice to pay the arrearages and cure the default. There can be no assurance that the Company will be able to cure the claimed default. If The Company is unable to cure the claimed default and PARA terminates its agreement with the Company, it may have a material adverse impact on the Company's expansion plans and potentially on the Company's future results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 30, 2000, D. Weckstein & Co., Inc. ("Weckstein") filed suit against the Company in the Supreme Court of the State of New York. The Complaint alleges that the Company owes Weckstein $360,000 for services rendered by Weckstein in connection with the Company's purchase of The Cigar Box, pursuant to a letter agreement between Weckstein and the Company. During 2001 the discovery phase of the litigation was completed. Upon completion of discovery, Weckstein filed a motion for summary judgment, and affidavits and briefs were filed. In April 2002, the Court denied Weckstein's motion for summary judgment. On May 10, 2002 the parties received notice that a trial date has been set for July 29, 2002. Before the trial commenced the parties reached a settlement agreement, which provides for the Company to pay Weckstein $36,000 in two payments of $18,000 each. The parties are negotiating the final payment terms of this settlement.

         On August 3, 2000, the Company received a notice from a subsidiary of The Connecticut Light & Power Co. (the "Landlord"), terminating its lease for the property that is the proposed site for the Company's Stamford, Connecticut ferry terminal. The Landlord based the termination of the lease on the failure of the Company to get certain necessary permits for its use of the site. The Company disputes the Landlord's right to terminate the lease. The parties were unable to resolve the material issues. As a result the legal remedies sought by both the Landlord and the Company were pursued. Trial of the issues commenced in August 2001 before the Connecticut Superior Court. The trial was concluded in February 2002. Briefs were filed in April 2002 and the Company is awaiting the court's decision, which is expected in the fiscal quarter ending September 30, 2002.

ITEM 2.  CHANGES IN SECURITIES

(a)      Not Applicable

(b)      Not Applicable.

(c)      Unregistered Equity Securities of the Companies Sold During the Quarter

        During April, May and June 2002, the Company issued 3,125 shares of its restricted common stock to two accredited investors of an aggregate amount of $55,000 of the Company's convertible promissory notes. The sales were conducted in reliance on Section 4(2) of the Securities Act and/or Rule 506, promulgated thereunder. The allocated fair market value of the securities issued will be amortized over the term of the notes.

       During April and June 2002, the Company sold 85,000 shares of its restricted common stock at a price of $1.00 per share to an accredited investor and current stockholder. The sale was conducted in reliance on Section 4(2) of the Securities Act and/or Rule 506, promulgated thereunder.

       During April, May and June 2002, as consideration for a one-year extension of the maturity dates of promissory notes with aggregate principal amount of $65,000, the Company issued to the four holders of maturing convertible promissory notes an aggregate of 2,125 shares of its restricted common stock. The allocated fair market value of the securities issued will be amortized over the term of the extension. Each security holder is an accredited investor and the transaction was conducted in reliance on Section 4(2) of the Securities Act and/or Rule 506, promulgated thereunder.

       In April 2002, as consideration for the purchase of another 35,000 shares of its common stock, the Company issued to an existing stockholder warrants to purchase 15,000 shares of its common stock at an exercise price of $1.25, which was the fair market value at the date of grant. The warrants are exercisable for two years from date of grant. These securities were issued to an accredited investor in reliance on Section 4(2) of the Securities Act and/or Rule 506, promulgated thereunder.

       In April 2002, as consideration for a reduced fee for services rendered and extension of payment date, the Company issued to an outside consultant the Company issued to an outside consultant 25,000 shares and warrants to purchase 25,000 shares of its common stock at an exercise price of $1.20 per share, which was the fair market value at the grant date. The warrants are exercisable for three years from grant date. These securities were issued in reliance on Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder.

       In April 2002, the Company issued to a law firm 50,000 shares of its restricted common stock, which the firm has 120 days to decide to keep and apply as a credit against legal fees. At the end of the 120-day period, if the firm elects not to keep the shares, the shares will be returned to the Company and cancelled. The Company has agreed to extend the decision period for a 90-day period. These securities were issued in reliance on Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder.

       In April and June,2002, the Company issued to certain note holders a total of 350,000 shares of its restricted common stock as consideration for the sale of 10.0% senior CPNs in the aggregate principal amount of $600,000. The allocated fair market value of the securities issued will be amortized over the term of the notes. Each security holder is an accredited investor and the transaction was conducted in reliance on Section 4(2) of the Securities Act and/or Rule 506, promulgated thereunder.

       In April 2002, the Company issued 60,000 shares of its restricted common stock to an entity loaning the Company $160,000, as additional consideration for making such loan. The shares were issued in reliance on Section 4(2) of the Securities Act and/or Rule 506, promulgated thereunder.

       In May 2002, the Company issued to an officer of the Company 5,000 shares of its restricted common stock in lieu of payment of $6,000 of certain deferred salaries.

       During May and June 2002, as consideration for extensions of the maturity dates for four and nine months, the Company issued to holders of maturing short-term notes in the aggregate principal amount of $250,000 a total of 127,000 shares of its restricted common stock. These securities were issued in reliance on Section 4(2) of the Securities Act and/or Rule 506, promulgated thereunder. Each holder is an accredited investor.

       On May 1, 2002, the Board of Directors issued to each of the CEO/President and the Vice-President/Secretary five-year options to purchase 250,000 shares of the Company's restricted common stock at an exercise price of $1.25 per share as compensation for providing their personal guarantee on loans totaling $330,000.

       In June 2002, the Company issued to a financial consultant warrants to purchase 50,000 shares of the Company's common stock at $2.00 per share in exchange for services rendered during the quarter ended June 30, 2002. These securities were issued to the accredited investor in reliance on Section 4(2) of the Securities Act and/or Rule 506, promulgated thereunder.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          Lighthouse held its Annual Meeting of shareholders on July 10, 2002. As of the record date of June 6, 2002, there were 17,814,088 shares outstanding and eligible to vote at the Annual Meeting. At the Annual Meeting, shareholders approved the following actions:

1. Election of Directors: Shareholders were requested to vote on the election of the following directors, each of whom were elected by the shareholders:



NOMINEE                         VOTES CAST      VOTES           VOTES CAST      PERCENTAGE
                                IN FAVOR        ABSTAINING      AGAINST         IN FAVOR

Anthony Cappaze                 15,226,059      25,900          0               99%
Anthony Colasanti               15,226,059      25,900          0               99%
Gregory Hauke                   15,226,059      25,900          0               99%
Richard King                    15,226,059      25,900          0               99%



ITEM 5.   OTHER INFORMATION

          Commencing on May 8, 2002, Lighthouse is conducting a private offering of a minimum of $500,000 and a maximum of $3,000,000 of its Common Stock pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rule 506 promulgated thereunder. The offering is being made on a "best efforts - all or nothing" basis as to the minimum amount and on a "best efforts" basis as to the maximum amount. As Lighthouse intends to reduce the initial per share offering price of $1.00 to $0.75 per share, it may issue a minimum of 666,667 shares of Common Stock and a maximum of 4,000,000 shares. Lighthouse has extended the term of the Offering, which would have expired on July 8, 2002, until September 8, 2002. Pursuant to the offering, Lighthouse is offering shares of its Common Stock to accredited investors only, as that term is defined in Rule 501, promulgated under the Act. Lighthouse has not engaged any broker-dealer or investment banker to act as placement agent for the offering. There can be no assurance that the placement will be completed. The shares offered will not be registered under the Act or under the securities laws of any state or other jurisdiction. As a result, the shares cannot be transferred without registration under the Act or, if applicable, the securities laws of any state or other jurisdiction, unless in the opinion of counsel to Lighthouse, such registration is not then required because of the availability of an exemption from registration. The offering will not be reviewed, approved or disapproved, nor will the accuracy or adequacy of the information set forth in the offering documents be passed upon by the Securities and Exchange Commission or any state securities commission. Any representation to the contrary is a criminal offense.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         99.1 - Certification Pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002 - Anthony Cappaze, CEO.

         99.2 - Certification Pursuant to 18 U.S.C. Section 1350 of the Sarbanes-Oxley Act of 2002 - Patricia Beene, CFO.

(b)      Reports on Form 8-K: None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LIGHTHOUSE FAST FERRY, INC.

Date: August 19, 2002            By:    /s/ Anthony Cappaze
                                     -------------------------------------------
                                         Anthony Cappaze, President
                                         Chief Executive Officer and
                                         Director

Date: August 19, 2002            By:    /s/ Anthony Colasanti
                                     -------------------------------------------
                                         Anthony Colasanti, Vice
                                         President, Secretary and
                                         Director



Date: August 19, 2002            By:    /s/ Patricia Beene
                                     -------------------------------------------
                                         Patricia Beene,
                                         Chief Financial Officer